Form 10-Q
period 2009-03-31
Bayrock Ventures, Inc.
filed 2009-04-27
CIK 1432272

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from


                         Commission File No. 000-53421



                             BAYROCK VENTURES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                            To be applied
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                       c/o William Tay, President and CEO
                              TBM Investments, Inc.
                         305 Madison Avenue, Suite 1166
                               New York, NY 10165


                                Mailing address:
                                 P.O. Box 42198
                             Philadelphia, PA 19101
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                             Tel/Fax: (917) 591-2648
                           ---------------------------
                           (Issuer's telephone number)


                                 Not applicable
                                 --------------
      (Former name, address and fiscal year, if changed since last report)



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer         [ ]       Accelerated filer               [ ]
Non-accelerated filer           [ ]       Smaller reporting company       [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [ ]


   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of April 27, 2009, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              BAYROCK VENTURES, INC.
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2009

                                      INDEX

Part I-- FINANCIAL INFORMATION
                                                                        Page

  Item 1.  Financial Statements                                           4

  Item 2.  Management's Discussion and Analysis of Financial Condition   11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17

  Item 4T. Controls and Procedures                                       17

Part II-- OTHER INFORMATION

  Item 1.  Legal Proceedings                                             18

  Item 1A. Risk Factors                                                  18

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   18

  Item 3.  Defaults Upon Senior Securities                               19

  Item 4.  Submission of Matters to a Vote of Security Holders           19

  Item 5.  Other Information                                             19

  Item 6.  Exhibits                                                      19

Signature                                                                20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-12G filed with the Securities and Exchange Commission for the period from July 24, 2008 (inception) to August 31, 2008.

                             BAYROCK VENTURES, INC.

                              FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2009


Bayrock Ventures, Inc.
Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Balance Sheet                                                        1

         Statements of Operations                                             2

         Statements of Cash Flows                                             3

         Notes to the Financial Statements                                  4-5

                              BAYROCK VENTURES, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                              As of March 31, 2009


                                     ASSETS

                                                                   March 31,
                                                                     2009
CURRENT ASSETS

        Cash                                                       $     --
                                                                   --------




                      TOTAL ASSETS                                 $     --
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                               $     --
                                                                   --------

                      TOTAL LIABILITIES                                  --

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock - par value $0.0001
    20,000,000 shares authorized;
    0 shares issued and outstanding                                      --

  Common Stock - par value $0.0001;
    250,000,000 shares authorized;
    31,340,000 shares issued and outstanding                          3,134

  Additional paid in capital                                             --

  Deficit accumulated during development stage                       (3,134)
                                                                   --------

  Total stockholders' equity (deficit)                                   --
                                                                   --------


                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     --
                                                                   ========




   The accompanying notes are an integral part of these financial statements.


                                       F-1


                             BAYROCK VENTURES, INC.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
           For the Quarter ended March 31, 2009, and from inception
                    (July 24, 2008) through March 31, 2009


                                                                          For the Period
                                                       For the               July 24,
                                                       3-Months                2008
                                                        Ended             (Inception) to
                                                       March 31,             March 31,
                                                         2009                  2009
                                                     -----------           -----------
REVENUE                    Sales                     $        --           $        --

                           Cost of sales                      --                    --
                                                     -----------           -----------

     GROSS PROFIT                                             --                    --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --                 3,134
                                                     -----------           -----------

     TOTAL OPERATING COST AND EXPENSES                        --                 3,134

     NET INCOME (LOSS)                                        --                (3,134)
                                                     ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --                 (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000            31,340,000






   The accompanying notes are an integral part of these financial statements.


                                       F-2


                             BAYROCK VENTURES, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
           For the Quarter ended March 31, 2009, and from inception
                    (July 24, 2008) through March 31, 2009

                                                                                 For the Period
                                                                 For the            July 24,
                                                                 3-Months             2008
                                                                  Ended          (Inception) to
                                                                 March 31,          March 31,
                                                                   2009               2009
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net income (loss)                                  $      --           $  (3,134)

             Changes in working capital                                --               3,134
                                                                ---------           ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                              --                  --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                           --                  --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                           --                  --

CASH RECONCILIATION

        Net increase (decrease) in cash                                --                  --

        Beginning cash balance                                         --                  --
                                                                ---------           ---------

CASH BALANCE AT END OF PERIOD                                   $      --           $      --
                                                                =========           =========





   The accompanying notes are an integral part of these financial statements.


                                       F-3



                             BAYROCK VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Bayrock Ventures, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 24, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). The Company's financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2009.

Earnings per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently has no source of revenue to cover its costs. The Company will limit all operational activities to searching and consummating a business combination. The Company will offer non-cash consideration and seek equity lines as the sole method of financing for the near term. If the Company is unable to secure financing until a business combination is consummated, it may substantially limit or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On July 24, 2008, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

The Company has the following classes of capital stock as of March 31, 2009:

Common stock - 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the Form 10-12G registration statement. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend that the forward-looking statements be subject to the safe harbors created by those sections.

PLAN OF OPERATION; GOING CONCERN

BACKGROUND OF THE COMPANY

Bayrock Ventures, Inc. (the "Company") was organized on July 24, 2008, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates. The Company's primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisition or merger.

GENERAL OVERVIEW

The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates, and the Company has not engaged in any operating activity since its inception.

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange
Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports on Form 10-K.

The Company was formed to engage in a merger with or acquisition of an unidentified domestic or foreign company which desires to become a U.S. reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

  (1) the ability to use registered shares to make acquisition of assets or businesses;

  (2) increased visibility in the financial community;

  (3) the facilitation of borrowing from financial institutions;

  (4) improved trading efficiency;

  (5) shareholder liquidity;

  (6) greater ease in subsequently raising capital;

  (7) compensation of key employees through options for stock for which there is a public market;

  (8) enhanced corporate image; and,

  (9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include the following:

  (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

  (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

  (3) a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;

  (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

  (5) a foreign company which may wish an initial entry into the United States securities market;

  (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,

  (7) a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-Q are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board") after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

LIQUIDITY AND OPERATIONAL RESULTS

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

We are dependent upon our officers to meet any de minimis costs that may occur. Mr. William Tay, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had no cash and no other assets.

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management.

There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it. The proposed transactions, if consummated, would constitute a change in control of the Company.

If a proposed transaction is consummated, a Form 8-K describing the proposed transactions or agreement, as applicable, will be filed by the Company with the Securities and Exchange Commission.

ACCOUNTING FOR BUSINESS COMBINATION

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The
Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.
------------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2009.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 1A.  Risk Factors.

          As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          On July 24, 2008, the Company issued 31,340,000 shares of common stock for total consideration of $3,134 in services to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          At the present time, there is an arrangement between William Tay, the sole shareholder, officer and director of the Company, and Gravity Collection, Inc., a Nevada corporation ("GRCI"), which may result in a change of control of the Company. It is currently anticipated that Mr. Tay will sell 100% of the issued and outstanding common shares (the "Shares") of the Company to GRCI, or its assigns. While it is anticipated that this transaction will be effectuated in the immediate future, there is no guarantee that this transaction will ever occur. In the event of this transaction, it is anticipated
          Harry S. Vested, Jr., an officer of GRCI, will be appointed to replace Mr. Tay as the Company's sole officer and director, and the Company will file notice of a change in control with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-K are advised to see if the Company has subsequently filed a Form 8-K regarding this pending transaction.

Item 6.   Exhibits.

Exhibit   Description
-------   -----------

*3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on July 24, 2008.

*3.2      By-Laws.

31.1      Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1      Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

-------------------------
* Filed as an exhibit to the Company's Registration Statement on Form 10-12G, as filed with the Securities and Exchange Commission on September 18, 2008 and incorporated herein by this reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                 BAYROCK VENTURES, INC., a Delaware corporation (Registrant)



Date: April 27, 2009                  By: /s/ William Tay
                                      -----------------------------------
                                      William Tay
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)



20