Form 10-Q
period 2009-06-30
Bayrock Ventures, Inc.
filed 2009-07-30
CIK 1432272

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2009


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


            Delaware                                                None
 -------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                       c/o William Tay, President and CEO
                              TBM Investments, Inc.
                           2000 Hamilton Street, #943
                             Philadelphia, PA 19130


                                Mailing address:
                                c/o William Tay
                                 P.O. Box 42198
                             Philadelphia, PA 19101
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                             Tel/Fax: 917/591-2648
                           ---------------------------
                           (Issuer's telephone number)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of July 30, 2009, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format: Yes [ ] No [X]


                       PART I  -- FINANCIAL INFORMATION



                             BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                              AS OF JUNE 30, 2009
                                  (Unaudited)


                                     ASSETS

                                                                   June 30,
                                                                     2009
                                                                   --------
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


                                       F-1


                            BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                  For the
                                                                                                   Period
                                                       For the               For the              July 24,
                                                       3-Months              6-Months             2008 to
                                                        Ended                 Ended              (Inception)
                                                       June 30,              June 30,             June 30,
                                                         2009                  2009                 2009
                                                     -----------           -----------           -----------

REVENUE                    Sales                     $        --           $        --           $        --

                           Cost of sales                      --                    --                    --
                                                     -----------           -----------           -----------

     GROSS PROFIT                                             --                    --                    --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --                    --                 3,134
                                                     -----------           -----------           -----------

     TOTAL OPERATING COST AND EXPENSES                        --                    --                 3,134

     NET INCOME (LOSS)                                        --                    --                (3,134)
                                                     ===========           ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --                    --                 (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000            31,340,000            31,340,000






   The accompanying notes are an integral part of these financial statements.


                                       F-2


                            BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                      For the
                                                                                                       Period
                                                                 For the            For the           July 24,
                                                                 3-Months           6-Months            2008
                                                                  Ended              Ended           (Inception)
                                                                 June 30,           June 30,         to June 30,
                                                                   2009               2009              2009
                                                               -----------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net income (loss)                                 $        --       $         --       $    (3,134)

             Changes in working capital                                 --                 --             3,134
                                                               -----------        -----------       -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                               --                 --                --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                            --                 --                --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                            --                 --                --

CASH RECONCILIATION

        Net increase (decrease) in cash                                 --                 --                --

        Beginning cash balance                                          --                 --                --
                                                               -----------        -----------       -----------

CASH BALANCE AT END OF PERIOD                                  $        --        $        --       $        --
                                                               ===========        ===========       ===========





   The accompanying notes are an integral part of these financial statements.


                                       F-3



                            BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2009
                                  (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Bayrock Ventures, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on July 24, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2009.

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

The Company has the following classes of capital stock as of June 30, 2009:

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective as of January 1, 2008. This statement was adopted without effect on its results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS 162. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 is scheduled to become effective 60 days after the SEC's approval of the Public Company Accounting Oversight Board's amendments to Interim Auditing Standard, AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact, if any, this new standard will have on our financial position and results of operations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.
------------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures
--------------------------------

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                         PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

(a)     Exhibits

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BAYROCK VENTURES, INC., a Delaware corporation (Registrant)



Date: July 30, 2009                   By: /s/ William Tay
                                      -----------------------------------
                                      William Tay
                                      Chief Executive Officer and
                                      Chief Financial Officer
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)


       Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     NAME                             OFFICE                DATE

   /s/ William Tay                    Director          July 30, 2009

                                  EXHIBIT 32


CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer of the Bayrock Ventures, Inc. (the "Company"), hereby certify to my knowledge that:

The Report on Form 10-Q for the period ended June 30, 2009 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                          /s/ William Tay
                                          -----------------------------------
                                          President and Director and
                                          Chief Executive Officer,
                                          Chief Financial Officer and
                                          Principal Accounting Officer

Date: July 30, 2009

                                  EXHIBIT 31

CERTIFICATION PURSUANT TO SECTION 302


I, William Tay, Chief Executive Officer and Chief Financial Officer of Bayrock Ventures, Inc., certify that:

1.   I have reviewed the attached report on Form 10-Q.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


       Date: July 30, 2009
                                       /s/ William Tay
                                       -----------------------------------
                                       President and Director and
                                       Chief Financial Officer
                                       Principal Accounting Officer



14