Form 10-Q
period 2009-09-30
Innovative Wireless Technologies, Inc.
filed 2009-10-29
CIK 1432272

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.


                               FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to


       Commission file number 0-53421

                         BAYROCK VENTURES, INC.
           (Exact name of registrant as specified in its charter)

                Delaware
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

            305 Madison Avenue, Suite 1166, New York NY 10165
           (Address of principal executive offices)  (zip code)

                              917/591-2648
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company [x]
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                                                       Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at
                                               September 30, 2009

Common Stock, par value $0.0001                31,340,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION

                            BAYROCK VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                          AS OF SEPTEMBER 30, 2009
                                 (UNAUDITED)

                                                                 As of
                                                               September
                                                                30, 2009
                                                              ------------
                                   ASSETS

    Current Assets

          Cash                                                $         --
                                                              ------------

    Total Current Assets                                                --
                                                              ------------

          TOTAL ASSETS                                        $         --
                                                              ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --
                                                              ------------

    Total Current Liabilities                                           --
                                                              ------------

          TOTAL LIABILITIES                                             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 20,000,000
          shares authorized; none issued and outstanding.)              --

         Common stock ($.0001 par value, 250,000,000
          shares authorized; 31,340,000 shares issued and
          outstanding as of September 30, 2009)                      3,134

         Deficit accumulated during development stage               (3,134)
                                                              ------------
    Total Stockholders' Equity (Deficit)                                --

           TOTAL LIABILITIES &
                      STOCKHOLDERS' EQUITY (DEFICIT)
                                                              ------------
                                                              $         --
                                                              ============

                       See Notes to Financial Statements

                           BAYROCK VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                                                                  For the
                                                                                                   Period
                                                       For the               For the              July 24,
                                                       3-Months              9-Months               2008
                                                        Ended                 Ended              (Inception)
                                                      September             September            to September
                                                       30, 2009              30, 2009              30, 2009
                                                     -----------           -----------           -----------

REVENUE                    Sales                     $        --           $        --           $        --

                           Cost of sales                      --                    --                    --
                                                     -----------           -----------           -----------

     GROSS PROFIT                                             --                    --                    --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --                    --                 3,134
                                                     -----------           -----------           -----------

     TOTAL OPERATING COST AND EXPENSES                        --                    --                 3,134

     NET INCOME (LOSS)                                        --                    --                (3,134)
                                                     ===========           ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --                    --                 (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000            31,340,000            31,340,000




                       See Notes to Financial Statements

                                                      BAYROCK VENTURES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM JULY 24, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2009
                                                           (UNAUDITED)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

July 24, 2008 (inception)
Shares issued for services
at $.0001 per share                      31,340,000      $    3,134         $       --          $       --      $    3,134

Net loss                                                                                            (3,134)         (3,134)
                                         ----------      ----------         ----------          -----------     ----------
Balance, December 31, 2008               31,340,000      $    3,134         $       --          $   (3,134)     $       --

Net loss                                         --              --                 --                  --              --
                                         ----------      ----------         ----------          -----------     ----------

Balance, September 30, 2009              31,340,000      $    3,134         $       --          $   (3,134)     $       --
                                         ==========      ==========         ==========          ===========     ==========


                       See Notes to Financial Statements

                                       BAYROCK VENTURES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                                      For the
                                                                                                      Period
                                                                 For the            For the           July 24,
                                                                 3-Months           9-Months           2008
                                                                  Ended              Ended          (Inception)
                                                                September          September        to September
                                                                 30, 2009           30, 2009          30, 2009
                                                               -----------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

             Net income (loss)                                 $        --       $         --       $    (3,134)

             Changes in working capital                                 --                 --             3,134
                                                               -----------        -----------       -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                               --                 --                --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                            --                 --                --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                            --                 --                --

CASH RECONCILIATION

        Net increase (decrease) in cash                                 --                 --                --

        Beginning cash balance                                          --                 --                --
                                                               -----------        -----------       -----------

CASH BALANCE AT END OF PERIOD                                  $        --        $        --       $        --
                                                               ===========        ===========       ===========



                       See Notes to Financial Statements

                             BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Bayrock Ventures, Inc. (the "Company"), a development stage company, was incorporated under the laws of the State of Delaware on July 24, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred

                             BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2009.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 9, 2009 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

STOCK-BASED COMPENSATION

The Company recognizes the services received or goods acquired in a share-based payment transaction as services are received or when it obtains the goods as an increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria [FAS-123(R), par.5].

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share-based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123(R), par.7].

The cost of services received from employees in exchange for awards of share-based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123(R), par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share-based payment to its employee in exchange for services rendered [FAS-123(R), par.11].

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

                             BAYROCK VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4.   SHAREHOLDER'S EQUITY

On July 24, 2008, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009:

       * Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding

       * Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (SFAS 166).
SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes a new "participating interest" definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (VIE) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  (see below)

   On October 7, 2009, pursuant to the terms of a Share Purchase Agreement, Pavel Alpatov, our current sole officer and director, purchased a total of 31,340,000 shares of the issued and outstanding common stock of the Company from William Tay, our former officer and director, for an aggregate of $50,000 in cash. The total of 31,340,000 shares represented 100% of the shares of outstanding common stock of the Company. Mr. Alpatov used private funds to purchase the shares of the Company. As part of the acquisition, and pursuant to the Share Purchase Agreement, the following changes to the Company's directors and officers have occurred:

   * As of October 8, 2009, Pavel Alpatov was appointed Director,
President, Secretary and Treasurer of the Company.

   * William Tay then resigned as a member of the Company's Board of Directors and as the Company's President, Secretary and Treasurer effective October 8, 2009.



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


                           BAYROCK VENTURES, INC.


                           By:   /s/ Pavel Alpatov
                                 ----------------------------------
                                 Pavel Alpatov
                                 Its: President, Chief Financial Officer

Dated:   October 28, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE


 /s/ Pavel Alpatov
 -----------------------------        Director        October 28, 2009
 Pavel Alpatov