Form 10-K
period 2009-12-31
Innovative Wireless Technologies, Inc.
filed 2010-03-29
CIK 1432272

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53421

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-0535563

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

306 N West El Norte Pkwy
Escondido, CA 92026

(Address of principal executive offices)

Telephone: (310) 237-2001

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2009.  Not applicable because no market have been established for the registrant’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 29, 2010, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Innovative Wireless Technologies, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.   Description of Business.

(a)   Business Development

Innovative Wireless Technologies, Inc. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on July 24, 2008 as Bayrock Ventures, Inc.  The name of the Company was changed to Innovative Wireless Technologies, Inc. on February 24, 2010. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination. As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of or merger with, an existing company.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of Pavel Alpatov, the sole shareholder of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

The present stockholder of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, the Registrant’s sole director may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our sole stockholder. In the case of a statutory merger or consolidation directly involving us, it will likely be necessary for our sole stockholder to approve such transaction.

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

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.   Description of Property.

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Submission of Matters to Vote of Security Holders.

For the fiscal year ended December 31, 2009 there have been no matters submitted to the vote of the security holders.

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

Recent Sales of Unregistered Securities

On October 7, 2009, William Tay, the former sole officer of the Company  sold 31,340,000 shares of Common Stock to Pavel Alpatov for $50,000.   Mr. Tay sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.  The Company did not receive any of the proceeds from this sale.

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

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our sole stockholder or other investors.

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

Evaluation of Internal Controls over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Pavel Alpatov	29	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Pavel Alpatov  is the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Alpatov has served as an officer and Director of the Company since October 16, 2009. His business experience is as follows:

Pavel Alpatov, age 29, has been the President, Chief Financial Officer, Secretary and Director of Innovative Wireless Technologies, Inc., a Delaware corporation, since he acquired all of the outstanding common stock on October 16, 2009. Mr. Alpatov received his BBA in 2001 and MBA in 2003 at the Academy of national economy under the government of the Russian Federation.  From 2003-2006, Mr. Alpatov worked for Sistema group developing security products and wireless technologies. From 2006-2008, Mr. Alpatov worked for Horus Capital in reconstruction and development.  Mr. Alpatov received his degree in economics in 2008, and he is currently teaching business planning and innovative management.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Pavel Alpatov 306 N West El Norte Pkwy Escondido, CA 92026	31,340,000	100%

All Officers and Directors as a group	31,340,000	100%

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Stan J.H. Lee, CPA (“SJHL”) is the Company’s independent registered public accounting firm.

Audit Fees

The firm of SJHL acts as our principal accountant. Our former sole officer and director paid $3,000 on our behalf to SJHL during the period from July 24, 2008 (inception) to December 31, 2009 for its audit of our financial statements which were included in our Form 10-12G filed with the United States Securities and Exchange Commission on September 18, 2008.

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2009.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

3.3	Certificate of Amendment dated February 24, 2010, changing name of Company to Innovative Wireless Technologies, Inc.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

INNOVATIVE WIRELESS TECHNLOGIES, INC.

Dated: March 29, 2010	By:	/s/ Pavel Alpatov
Pavel Alpatov
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Pavel Alpatov	President, Secretary, Chief	March 29, 2010
Pavel Alpatov	Financial Officer and Sole Director

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

December 31, 2009

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 203 tFort Lee t NJ 07024
Mailing address: P.O. Box 436402 t San Ysidro t CA t 92143-9402

619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Innovative Wireless Technologies, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Innovative Wireless Technologies, Inc. as of December 31, 2009 and the related statements of operation, changes in shareholders’ equity (deficit) and cash flows for the fiscal year then ended and for the period from July 24, 2008 (inception) to December 31, 2009 for the cumulative since inception. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Wireless Technologies, Inc. as of December 31, 2009, and the results of its operation and its cash flows for the fiscal year then ended and for the period from July 24, 2008 (inception) to December 31, 2009 for the cumulative since inception in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

March 24, 2010

Fort Lee, NJ

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

As of December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$—

Total Current Assets	—

Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and Cntingencies ( Note 5)

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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2009		July 24, 2008 (inception) to December 31, 2009

Revenues
Revenues		$—	$—

Total Revenues		—	—

Operating Costs and Expenses
General & Administrative Expenses		—	3,134

Total Operating Costs and Expenses		—	3,134

Net Income (Loss)		$—	$(3,134)

Basic and diluted loss per common share	$	(—)	$(0.00)

Basic and diluted weighted average Common shares outstanding		31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

INNOVATIVE  WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid In Capital	(Deficit Accumulated during the development stage)	Total

Common shares issued for services to founder on July 24, 2008	31,340,000	$3,134	$—	$—	$3,134

Net loss		—	—	(3,134)	(3,134)

Balance at December 31, 2008 (Unaudietd)	31,340,000	$3,134	$—	$(3,134)	$—

Net loss		—	—	—	—

Balance at December 31, 2009	31,340,000	$3,134	$—	$(3,134)	$—

The accompanying notes are an integral part of these financial statements.

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period
		From July 24,
	For the year	2008
	Ended	(Inception) to
	December 31,	December 31,
	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$—	$(3,134)

Common stock isued for service	—	3,134

NET CASH PROVIDED OR (USED) IN OPERATIONS	—	—

CASH FLOWS FROM INVESTING ACTIVITIES

None	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

None	—	—

CASH RECONCILIATION

Net increase (decrease) in cash	—	—

Beginning cash balance	—	—

CASH BALANCE AT END OF PERIOD	$—	$—

The accompanying notes are an integral part of these financial statements.

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovative Wireless Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 24, 2008 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2009.

Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 24, 2008 (inception).

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

NOTE 4.   SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2009:

•	Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; none issued and outstanding.

NOTE 5.   COMMITMENT AND CONTINGENCIES

There is no commitment and contingencies to disclose as of  March 24, 2010.

NOTE 6. SUBSEQUENT EVENTS

There is no subsequent events to disclose for the relevant period.