Form 10-Q
period 2010-03-31
Innovative Wireless Technologies, Inc.
filed 2010-05-17
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-53421

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	90-0535563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

306 N. West El Norte Pkwy
Escondido, CA 92026
(Address of principal executive offices) (zip code)

(310) 237-2001
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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, par value $0.0001	31,340,000

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF March 31, 2010
(UNAUDITED)

	As of
	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	( Audited)

Current Assets
Cash	$4,100	$—

Total Current Assets	4,100	—

TOTAL ASSETS	$4,100	$—

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities	$4,000	$—

Total Current Liabilities	4,000	—

TOTAL LIABILITIES	4,000	—

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding.)	—	—

Common stock ($.0001 par value, 250,000,000 shares authorized; 31,340,000 shares issued and outstanding as of September 30, 2009)	3,134	3,134

Capital contribution	9,100	—

Deficit accumulated during development stage	(12,134)	(3,134)

Total Stockholders' Equity (Deficit)	—	—

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	100

	$4,100	$—

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the 3-Months Ended March 31, 2010	For the 3-Months Ended March 31, 2009	Cumulative from July 24, 2008 (inception) to March 31, 2010

REVENUE

Sales	$—	$—	$—

Cost of sales	—	—	—

GROSS PROFIT	—	—	—

OPERATING COSTS AND EXPENSES

ORGANIZATION AND RELATED EXPENSES	9,000	—	12,134

TOTAL OPERATING COST AND EXPENSES	—	—	12,134

NET INCOME (LOSS)	(9,000)	—	(12,134)

NET EARNINGS PER SHARE

Basic and Diluted
Net loss per share	—	—	(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	31,340,000	31,340,000	31,340,000

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM July 24, 2008 THROUGH March 31, 2010
(UNAUDITED)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

July 24, 2008 Shares issued for services at $.0001 per share	31,340,000	$3,134	$—	$—	$3,134

Net loss				(3,134)	(3,134)

Balance, December 31, 2008	31,340,000	$3,134	$—	$(3,134)	$—

Net loss	—	—	—	—	—

Balance, December 31, 2009	31,340,000	$3,134	$—	$(3,134)	$—

Capital contribution			9,100		9,100

Net loss for the 1st quarter 2010	—	—	—	(9,000)	(9,000)

Balance, March 31, 2010	31,340,000	$3,134	$9,100	$(12,134)	$100

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the 3-Months Ended March 31, 2010	For the 3-Months Ended March 31, 2009	For the Period July 24, 2008 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(9,000)	$—	$(12,134)

Changes in working capital	4,000	—	7,134

NET CASH PROVIDED OR (USED) IN OPERATIONS	(5,000)	—	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

None	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	9,100	—	9,100

CASH RECONCILIATION

Net increase (decrease) in cash	4,100	—	4,100

Beginning cash balance	—	—	—

CASH BALANCE AT END OF PERIOD	$4,100	$—	$4,100

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
 (UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Innovative Wireless Technologies, Inc. (the "Company"), was incorporated in the State of Delaware on July 24, 2008, as Bayrock Ventures, Inc.  The name of the Company was changed to Innovative Wireless Technologies, Inc. on February 24, 2010.  Since inception, we have been engaged in organizational efforts and obtaining initial financing.  We were formed as a vehicle to pursue a business combination and have made no efforts to identify a possible business combination.  As a result, we have not conducted negotiations or entered into a letter of intent concerning any target business.  Our business purpose is to seek the acquisition of or merger with and existing company.

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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

A share-based payment transaction with employees is measured base on the fair value (or, in some cases, a calculated or intrinsic value) of the equity instrument issued. If the fair value of goods or services received in a share- based payment with non-employees is more reliably measurable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. Conversely, if the fair value of the equity instruments issued in a share-based payment transaction with non-employees is more reliably measurable than the fair value of the consideration received, the transaction is measured at the fair value of the equity instruments issued [FAS-123(R), par.7].

The cost of services received from employees in exchange for awards of share- based compensation generally is measured at the fair value of the equity instruments issued or at the fair value of the liabilities incurred. The fair value of the liabilities incurred in share-based transactions with employees is remeasured at the end of each reporting period until settlement [FAS-123(R), par.10].

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based transactions to be accounted for under FAS-123(R) unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the reporting entity and that entity makes a share- based payment to its employee in exchange for services rendered [FAS-123(R), par.11].

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

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

PART II — OTHER INFORMATION

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	May 17, 2010
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer