Form 10-Q
period 2010-06-30
Innovative Wireless Technologies, Inc.
filed 2010-08-16
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(858) 735-8865
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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 13, 2010

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I -- FINANCIAL INFORMATION

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$45,023	$-

Total Current Assets	-	-

Total Assets	$45,032	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:	$-	$-
Current liabilites	4,000	-
Total Current Assets	4,000	-

Borrowing from other	50,000

Total Liabilities	54,000	-

Stockholders' Deficit
Preferred stock, $0.001 par value, 20,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares
authorized, 31,340,000 issued and outstanding	3,134	3,134
Capital contribution	9,100	-
Deficit accumulated during development stage	(21,202)	(3,134)

Total Stockholders' Deficit	(8,968)	-

Total Liabilities and Stockholders' Deficit	$45,032	$-

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from July 24, 2008 (Inception) to June 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	9,068	-	18,068	-	21,202
		-		-

Total Operating Expenses	9,068	-	18,068	-	21,202

Net Loss	$(9,068)	$-	$(18,068)	$-	$(21,202)

Net Loss per share - Basic and diluted	$(0.00)	$-	$(0.00)	$-	$(0.00)

Weighted Average Shares Outstanding
- Basic and diluted	31,340,000	31,340,000	31,340,000	31,340,000	31,340,000

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit

Shares issued for services at $0.0001
per share, July 24, 2008 (Inception)	31,340,000	$3,134	$-	$-	$3,134

Net loss for the fiscal year ended December 31, 2008	-	-	-	(3,134)	(3,134)

Balance, December 31, 2008	31,340,000	3,134	-	(3,134)	-

Net loss for the year ended December 31, 2009	-	-	-	-	-

Balance, December 31, 2009	31,340,000	3,134	-	(3,134)	-

Capital contribution			9,100		9,100
Net loss for the six months ended June 30, 2010	-	-	-	(18,068)	(18,068)

Balance, June 30, 2010	31,340,000	$3,134	$9,100	$(21,202)	$(8,968)

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			July 24, 2008
			(Inception)
	For the Six Months Ended June 30,		to June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,068)	$-	$(21,202)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock issued for service	-		3,134
Changes in working capital	4,000	-	4,000

Net cash used in operating activities	(14,068)	-	(14,068)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	9,100		9,100
Borrowing from other	50,000	-	50,000

Net cash provided by financing activities	59,100	-	59,100

NET INCREASE IN CASH	45,032	-	45,032

CASH - beginning of period	-	-	-

CASH - end of period	$45,032	$-	$45,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$3,134

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
 (UNAUDITED)

NOTE 3. BORROWING FROM OTHER

During the quarter ended June 30, 2010, the Company obtained unsecured credit facility in the amount of $ 100,000 from an unrelated party of which $ 50,000 has been drawn to date. Such loan carries interest rate of10 % per annum and maybe repaid anytime before June 20, 2013.

NOTE 4. SUSBSEQUENT EVENTS

Asset Purchase Agreement - On August 6, 2010, Registrant entered into an Asset Purchase Agreement with MechTech, LLC, a California limited liability company, pursuant to which Registrant agreed to acquire eight United States Provisional Patents.  The Provisional Patents cover high technology products primarily for military use but with potential civilian applications.

The purchase price to be paid for the Provisional Patents consists of 5,530,388 newly issued shares of Registrant’s common stock which shares will represent 15% of the total number of shares outstanding after the closing of the purchase of the Provisional Patents.

NOTE 5. GOING CONCERN

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

NOTE 6. SHAREHOLDER'S EQUITY

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2010, Registrant entered into an Asset Transfer Agreement with Sergei Mironichev (the “Agreemen”) pursuant to which Registrant agreed to acquire nine United States Provisional Patents.  The Provisional Patents cover high technology products primarily for military use but with potential civilian applications.

The purchase price to be paid for the Provisional Patents shall be an amount equal to ten percent (10%) of Registrant’s Net Operating Income as determined in accordance with GAAP standards (to the extent there is such Net Operating Income) to be paid within 30 days after the end of each quarter during the term of the Agreement.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Asset Transfer Agreement dated as of August 13, 2010, between Innovative Wireless Technologies, Inc. and Sergei Mironichev

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	August 16, 2010
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer