Form 10-Q
period 2010-09-30
Innovative Wireless Technologies, Inc.
filed 2010-11-19
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 18, 2010

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$461	$-

Total Current Assets	461	-

Patents	553	-

Total Assets	$1,014	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:		$-
Other current liabilities	5,250	-
Total Current Assets		-

Borrowing from other	50,000

Total Liabilities	55,250	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares
authorized, 36,870,388 as of Sept 30, 2010 and 31,340,000 as of December 31, 2009 issued and outstanding	3,687	3,134
Capital contribution	9,100	-
Deficit accumulated during development stage	(67,023)	(3,134)

Total Stockholders' Deficit	(54,236)	-

Total Liabilities and Stockholders' Deficit	$1,014	$-

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from July 24, 2008 (Inception) to September 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	44,571	-	62,639	-	65,773

Total Operating Expenses	44,571	-	62,639	-	65,773

Loss from operations	(44,571)		(62,639)		(65,773)

Other income ( expense)
Interest expense	(1,250)		(1,250)		(1,250)

Net Loss	$(45,821)	$-	$(63,889)	$-	$(67,023)

Net Loss per share - Basic and diluted	$(0.00)	$-	$(0.00)	$-	$(0.00)

Weighted Average Shares Outstanding - Basic and diluted	34,646,210	31,340,000	32,458,277	31,340,000	31,722,605

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit

Shares issued for services at $0.0001
per share, July 24, 2008 (Inception)	31,340,000	$3,134	$-	$-	$3,134

Net loss for the fiscal year ended December 31, 2008	-	-	-	(3,134)	(3,134)

Balance, December 31, 2008 (Audited)	31,340,000	3,134	-	(3,134)	-

Net loss for the year ended December 31, 2009	-	-	-	-	-

Balance, December 31, 2009 (Audited)	31,340,000	3,134	-	(3,134)	-

Capital contribution			9,100		9,100

Stock issue for acquisition of patents	5,530,388	553	-	-	553

Net loss for the nine-months ended September 30, 2010	-	-	-	(63,889)	(63,889)

Balance, September 30, 2010 (Unaudited)	36,870,388	3,687	9,100	(67,023)	(54,236)

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			July 24, 2008
			(Inception)
	For the Nine-Months Ended September 30,		to September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,889)	$-	$(67,023)
Adjustments to reconcile net loss from operations to net
cash used in operating activities:	-

Change in other current liabilities	5,250		5,250

Net cash used in operating activities	(58,639)	-	(61,773)

CASH FLOWS FROM INVESTING ACTIVITIES:

Patents purchased in stocks	(553)	-	(553)

Net cash provided by investing activities	(553)	-	(553)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contribution	9,100		9,100
Stock issued for service	-		3,134
Stock issued for acquisition of patents in common stocks	553		553
Borrowing from other	50,000	-	50,000

Net cash provided by financing activities	59,653	-	62,787

NET INCREASE IN CASH	461	-	461

CASH - beginning of period	-	-	-

CASH - end of period	$461	$-	$1,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,250	$-	$1,250
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$3,134
Common stock issued for purchase of patents in stock	$553	$-	$553

See unaudited notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
 (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
AS OF SEPTEMBER 30, 2010
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

On August 6, 2010, the Board of Directors issued 5,530,388 shares of common stock pursuant to the terms of an Asset Purchase Agreement with MechTech, LLC.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

* Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 36,870,388 shares issued and outstanding

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Loan from Pavel Alpatov. On October 8, 2010, Registrant entered into a Loan Agreement with Pavel Alpatov, President and Principal Executive Officer of Registrant, as Lender, and Registrant, as Borrower. Under the Loan Agreement, Mr. Alpatov agreed to lend the Company a maximum of $100,000, which amount may be drawn by Registrant in installments of up to $42,500 and up to $57,500 at any time prior to October 7, 2020. Outstanding principal will bear interest at a date of 10% per annum. All outstanding principal and accrued interest is due no later than October 7, 2020.

The first installment of $42,500 was drawn on October 10, 2010, and was used for legal fees, patent and trade mark expenses, show expenses for Registrant’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of Registrant. As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for Registrant to grant a security interest in any of its assets.

(b)
Loan from Meridian World Trade Co., Inc. On June 6, 2010, Registrant entered into a Loan Agreement with Meridian World Trade Co., Inc., a company owned by the family of Pavel Alpatov, President and Principal Executive Officer of Registrant, as Lender, and Registrant, as Borrower. Under the Loan Agreement, Meridian agreed to lend the Company a maximum of $100,000, which amount may be drawn by Registrant in two equal installments of $50,000 at any time prior to June 19, 2013. Outstanding principal will bear interest at a date of 10% per annum. All outstanding principal and accrued interest is due no later than June 19, 2013.

The first installment of $50,000 was drawn on June 23, 2010, and was used for legal fees, patent and trade mark expenses, show expenses for Registrant’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of Registrant. As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for Registrant to grant a security interest in any of its assets.

ITEM 6. EXHIBITS

(a) Exhibits

10.1 Loan Agreement dated October 8, 2010, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower.

10.2 Loan Agreement dated June 6, 2010, between Meridian World Trade Co., Inc., as Lender, and Innovative Wireless Technologies, as Borrower

31. Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	November 19, 2010
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer