Form 10-K/A
period 2009-12-31
Innovative Wireless Technologies, Inc.
filed 2011-02-08
CIK 1432272

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K-A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends and restates the Annual Report on Form 10-K of Innovative Wireless Technologies, Inc. (the “Company”) for the year ended December 21, 2009 (“Fiscal 1009) filed with the Securities and Exchange Commission (“Commission”) on March 29, 2010 (the “Original Report”).  The Company is filing this amendment in order to address comments received from the staff of the Commission relating to the Original Report.

In this Amendment we have revise the following:

Item 9A.  Controls and Procedures. We have included additional disclosure

Except as set forth above, the Original Report has not been amended, updated or otherwise modified.  This Amendment includes information contained in the Original Report, and we have made no attempt in the Amendment to modify or update the disclosures presented in the Original Report, except as described above.  The disclosures in this Amendment continue to speak as of the date of the Original Report and do not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with other filings made with the Commission subsequent to the filing of the Original Report, including any amendments to those filings, as information in such filings may update or supersede certain information contained in the Original Report and this Amendment.  The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a materials fact necessary to make a statement not misleading.

In addition, in connection with filing this Amendment and pursuant to the rules of the Commission, the Company’s Chief Executive Officer and Chief Financial Officer has reissued his certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) attached as Exhibit 31.1 to this Amendment and his certification pursuant to Section 906 of SOX attached as Exhibit 32.1 to this Amendment.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Because the Company has no officers or employees other than Pavel Alpatov, the Company has been unable to establish disclosure controls and procedures.  As a result the Company’s sole has officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

3.3**	Certificate of Amendment dated February 24, 2010, changing name of Company to Innovative Wireless Technologies, Inc.

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

** Filed as an exhibit to the Company’s Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 29, 2010 and incorporated herein by this reference.

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

INNOVATIVE WIRELESS TECHNLOGIES, INC.

Dated: February 8, 2011	By:	/s/ Pavel Alpatov

Pavel Alpatov
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Pavel Alpatov
	President, Secretary, Chief	February 8, 2011
Pavel Alpatov	Financial Officer and Sole Director

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 203 t Fort Lee t NJ 07024
Mailing address: P.O. Box 436402 t San Diego t CA t 92143-9402

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

February 1, 2011

Fort Lee, NJ

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(Audited)	(Unaudited)

ASSETS

Current Assets:	$-	-

Total Current Assets	-	-

Total Assets	$-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

	$-	-
Current Liabilities:	-	-
Total Current Assets	-	-
Total Liabilities	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized
none issued and outstanding	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized
31,340,000 issued and outstanding as of December 31, 2009 and 2008, respectively	3,134	3,134
Deficit accumulated during development stage	(3,134)	(3,134)

Total Stockholders' Deficit	-	-

Total Liabilities and Stockholders' Deficit	$-	-

See notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period from July 24, 2008 (Inception) to September 30,
	2009	2008	2010
	(Audited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating Expenses
General and administrative expenses	-	3,134	3,134
		-

Total Operating Expenses	-	3,134	3,134

Loss from operations	-	(3,134)	(3,134)

Net Loss	$-	$(3,134)	$(3,134)

Net Loss per share - Basic and diluted	-	(0.000)	(0.000)

Weighted Average Shares Outstanding
- Basic and diluted	31,340,000	31,340,000	31,340,000

See notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit

Shares issued for services at $0.0001 per share, July 24, 2008 (Inception)	31,340,000	$3,134	$-	$-	$3,134

Net loss for the fiscal year ended December 31, 2008	-	-	-	(3,134)	(3,134)

Balance, December 31, 2008 (Unaudited)	31,340,000	3,134	-	(3,134)	-

Net loss for the year ended December 31, 2009	-	-	-	-	-

Balance, December 31, 2009 (Audited)	31,340,000	$3,134	$-	$(3,134)	$-

See notes to financial statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

For the Period from
July 24, 2008
	For the Years Ended December 31,		(Inception)
to December 31,
	2009	2008	2009
	(Audited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$3,134	$(3,134)
Adjustments to reconcile net loss from operations to net cash used in operating activities:	-

Common stock issued for service	-	3,134	3,134

Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-	-

NET INCREASE IN CASH	-	-

CASH - beginning of period	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$3,134	$3,134
Common stock issued for purchase of patents in stock	$-	$-	$-

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