Form 10-Q/A
period 2010-06-30
Innovative Wireless Technologies, Inc.
filed 2011-02-08
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-Q-A

(Amendment No. 1)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends and restates the Quarterly Report on Form 10-Q of Innovative Wireless Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2010  filed with the Securities and Exchange Commission (“Commission”) on August 16, 2010 (the “Original Report”).  The Company is filing this amendment in order to address comments received from the staff of the Commission relating to the Original Report.

In this Amendment we have revise the following:

Item 4.  Conrols and Procedures. We have included additional disclosure

Exhibit 31 – Section 302 Certifications.  We filed an amended certificate to address the staff’s comments

Exhibit 32 – Section 906 Certifications.  We have filed an amended certificate to address the staff’s comments.

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

PART I — FINANCIAL INFORMATION

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

Because the Company has no officers or employees other than Pavel Alpatov, the Company has been unable to establish disclosure controls and procedures. As a result the Company’s sole officer has concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Asset Transfer Agreement dated as of August 13, 2010, between Innovative Wireless Technologies, Inc. and Sergei Mironichev *

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	February 8, 2011
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer