Form 10-K/A
period 2009-12-31
Innovative Wireless Technologies, Inc.
filed 2011-03-08
CIK 1432272

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K-A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment”) amends and restates the Annual Report on Form 10-K of Innovative Wireless Technologies, Inc. (the “Company”) for the year ended December 21, 2009 (“Fiscal 1009) filed with the Securities and Exchange Commission (“Commission”) on March 29, 2010 (the “Original Report”).  The Company is filing this amendment in order to address comments received from the staff of the Commission relating to Amendment No. 1 to the Original Report.

In this Amendment we have revise the following:

Item 9A.  Controls and Procedures. We have amended previous disclosure and included additional disclosure

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Because the Company has no officers or employees other than Pavel Alpatov, the Company has been unable to establish disclosure controls and procedures.  As a result the Company’s sole has officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system is intended to be a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because the Company has no officers or employees other than Pavel Alpatov, the Company has been unable to establish internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective, based on those criteria.

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

INNOVATIVE WIRELESS TECHNLOGIES, INC.

Dated: March 8, 2011	By:	/s/ Pavel Alpatov

Pavel Alpatov
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Pavel Alpatov	President, Secretary, Chief	March 8, 2011
Pavel Alpatov	Financial Officer and Sole Director

Stan J.H. Lee, CPA
2160 North Central Rd.  Suite 203 ♦ Fort Lee ♦ NJ 07024
Mailing address: P.O. Box 436402 ♦ San Diego ♦ CA ♦ 92143-9402

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