Form 10-Q/A
period 2010-06-30
Innovative Wireless Technologies, Inc.
filed 2011-03-08
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q-A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (“Amendment”) amends and restates the Quarterly Report on Form 10-Q of Innovative Wireless Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2010  filed with the Securities and Exchange Commission (“Commission”) on August 16, 2010 (the “Original Report”).  The Company is filing this amendment in order to address comments received from the staff of the Commission relating to Amendment No. 1 to the Original Report.

In this Amendment we have revise the following:

Item 4.  Controls and Procedures. We have included additional disclosure

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	March 8, 2011
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer