Form 10-Q/A
period 2010-09-30
Innovative Wireless Technologies, Inc.
filed 2011-03-08
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends and restates the Quarterly Report on Form 10-Q of Innovative Wireless Technologies, Inc. (the “Company”) for the quarterly period ended

September, 2010 filed with the Securities and Exchange Commission (“Commission”) on November 19, 2010 (the “Original Report”). The Company is filing this amendment in order to address comments received from the staff of the Commission relating to the Original Report.

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

ITEM 6. EXHIBITS

(a) Exhibits

10.1   Loan Agreement dated October 8, 2010, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower *

10.2   Loan Agreement dated June 6, 2010, between Meridian World Trade Co., Inc., as Lender, and Innovative Wireless Technologies, as      Borrower *

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov
Pavel Alpatov	President	March 8, 2011
Principal Executive Officer
Principal Financial Officer