Form 10-K
period 2010-12-31
Innovative Wireless Technologies, Inc.
filed 2011-04-15
CIK 1432272

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

306 N West El Norte Pkwy
Escondido, CA 92026

___________________________________
(Address of principal executive offices)

Telephone: (310) 237-2001

_________________________________________
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
__________________________________

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2010.  Not applicable because no market have been established for the registrant’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 14, 2011, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

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

Item 4.   Submission of Matters to Vote of Security Holders.

For the fiscal year ended December 31, 2010 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 14, 2011, there were two holders of record of the Common Stock.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective, based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Pavel Alpatov	30	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Pavel Alpatov  is the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Alpatov has served as an officer and Director of the Company since October 16, 2009. His business experience is as follows:

Pavel Alpatov, age 30, has been the President, Chief Financial Officer, Secretary and Director of Innovative Wireless Technologies, Inc., a Delaware corporation, since he acquired all of the outstanding common stock on October 16, 2009. Mr. Alpatov received his BBA in 2001 and MBA in 2003 at the Academy of national economy under the government of the Russian Federation.  From 2003-2006, Mr. Alpatov worked for Sistema group developing security products and wireless technologies. From 2006-2008, Mr. Alpatov worked for Horus Capital in reconstruction and development.  Mr. Alpatov received his degree in economics in 2008, and he is currently teaching business planning and innovative management.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of April 14, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Pavel Alpatov 306 N West El Norte Pkwy Escondido, CA 92026	31,340,000	85%

MechTech, LLC P.O. Box 7103 Rancho Santa Fe, CA 92067	5,530,388	15%

All Officers and Directors as a group	31,340,000	85%

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Stan J.H. Lee, CPA (“SJHL”) is the Company’s independent registered public accounting firm.

Audit Fees

The firm of SJHL acts as our principal accountant. SJHL billed the Company $4,300 during the period from January 1, 2010  to December 31, 2010 for its audit of our financial statements which were included in our Form 10-K for the year ended December 31, 2010 and $0 for the period from January 1, 2009 to December 31, 2009.

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2010.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation was filed as Exhibit 3.1 to Form 10-12G as filed with the U.S. Securities and Exchange Commission on September 18, 2008 and incorporated herein by this reference.

3.2	By-laws were filed as Exhibit 3.2 to Form 10-12G as filed with the U.S. Securities and Exchange Commission on September 18, 2008 and incorporated herein by this reference.

3.3 10.1* 10.2* 10.3 10.4 10.5 10.6
Certificate of Amendment dated February 24, 2010, changing name of the Company to Innovative Wireless Technologies, Inc. was filed as Exhibit 3.3 to Form 10-K as filed with the U.S. Securities and Exchange Commission on March 29, 2010 and incorporated herein by this reference.

Asset Purchase Agreement dated as of August 6, 2010 between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.1 to Form 8-K as filed with the U.S. Securities and Exchange Commission on August 10, 2010 and incorporated herein by this reference.

Exclusive Distribution and Marketing Agreement dated as of August 6, 2010 between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.2 to Form 8-K as filed with the U.S. Securities and Exchange Commission on August 10, 2010 and incorporated herein by this reference.

Asset Transfer Agreement dated as of August 13, 2010 between Innovative Wireless Technologies, Inc. and Sergei Mironichev was filed as Exhibit 10.1 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 16, 2010 and incorporated herein by this reference.

Loan Agreement dated as of October 8, 2010, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, Inc., as Borrower, was filed as Exhibit 10.1 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 19, 2010 and incorporated herein by this reference.

Loan Agreement dated as of June 6, 2010 between Meridian World Trade Co., Inc., as Lender, and Innovative Wireless Technologies, Inc., as Borrower was filed as Exhibit 10.2 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 19, 2010 and incorporated herein by this reference.

Amendment to Exclusive Distribution and Marketing Agreement dated February 28, 2011, between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.1 to Form 8-K as filed with the U.S. Securities and Exchange Commission on March 8, 2011 and incorporated herein by this reference.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2 *
Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Certain portions of this Exhibit have been omitted and have been filed separately with the Commission pursuant to a request for Confidential Treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

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

INNOVATIVE WIRELESS TECHNLOGIES, INC.

Dated: April 15, 2011	By:	/s/ Pavel Alpatov

Pavel Alpatov
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Pavel Alpatov
	President, Secretary, Chief	April 15, 2011
Pavel Alpatov	Financial Officer and Sole Director

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2010

INDEX TO  FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2
BALANCE SHEETS	F3
STATEMENTS OF OPERATIONS	F4
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F5
STATEMENTS OF CASH FLOWS	F6
NOTES TO FINANCIAL STATEMENTS	F7

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547
P.O. Box 436402 * San Diego * CA 92143-6402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Shareholders of
Innovative Wireless Technologies, Inc.;

We have audited the accompanying balance sheet of Innovative Wireless Technologies, Inc. (the “Company”)  as of December 31, 2010  and 2009 and the related  statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Wireless Technologies, Inc. as of  December 31, 2010 and  2009  , and the results of its operations and its cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/FINAL DRAFT/

_____________________

Stan J.H. Lee, CPA
April 14,  2011
Fort Lee, NJ 07024

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Balance Sheet
	as of December 31
	2010	2009
Assets:

Current Assets:
Cash	32,554		-
Total current Assets	32,554		-
Patents	$553		$-

Total Assets	$33,107		$-

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$34,750	$
Total Current Liabilties	34,750		-
Borrowing from others	149,970
Total Liabilities	184,720		-

Shareholders' Equity;

Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 and 31,340,000 issued and outstanding as of December 31, 2010 and 2009, respectively	3,687		3,134
Paid-in capital	12,234		-
Deficit during Development Stage	(167,534)		(3,134)
	(151,613)		-
Total Liabilities and Shareholders' Equity	$33,107		$-

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Statement of Operations166

				Cumulative since
				July 24, 2008
	Years Ended			(Inception)
	Dec 31, 2010		$Dec 31 ,2009	to Dec 31, 2010

Revenue	$

Operating Expenses:

Legal, audit and other general & administrative		164,400		167,534
		-	-	-
		164,400	-	167,534
Total Expenses:		164,400	-	167,534
Income ( Loss) before income taxes		(164,400)	-	(167,534)

Provision for income taxes		-	-	-

Net loss		$(164,400)	$-	$(167,534)

Loss per share		(0.005)	-
Weighted average common shares ( basic and diluted)		33,552,155	31,340,000

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statement of Shareholders' Equity

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for services to founder on 07/24/2008	31,340,000	3,134	-	-	3,134
					-
Net Loss for the Period				(3,134)	(3,134)

Balance as of 12/31/2008	31,340,000	3,134	-	(3,134)	-

Net Loss for the Period	-	-	-	-	-
Balance as of 12/31/2009	31,340,000	3,134	-	(3,134)	-

Common Stock issued for assets purchase, 08/06/2010	5,530,388	553	12,234	-	12,787
Net Loss for the Period	-	-	-	(164,400)	(164,400)
Balance as of 12/31/2010	36,870,388	$3,687	$12,234	$(167,534)	$(151,613)

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statements of Cash Flows

				Cumulative since
Cash Flows From	Years Ended			July 24, 2008
Operating Activities	Dec 31, 2010	Dec 31 ,2009		(Inception)
				to Dec 31, 2010

Net loss	$(164,400)		$-	$(167,534)

Adjustments to reconcile net income (loss)
to net cash (used in) operations
Common stock issued for service	-		-	3,134
Stock issued for purchase of assets	12,787		-	12,787
Changes in operating assets and liailities			-	-
Increase (decrease) in accrued expense	34,750			34,750

Net Cash provided by (used in) operations	(116,863)		-	(116,863)
	-		-	-
Cash Flows From
Investing Activities
Patents purchased in stocks	(553)			(553)
Net cash provided by investing activities	(553)		-	(553)

Cash Flows From
Financing Activities

Stock issued for service	-		-
Iborrowing from a related party	149,970			149,970

Net cash provided by financing activities	149,970		-	149,970

Net increase (decrease)	32,554		-	32,554
Cash at the Beginning of the Period:	-		-	-
Cash at the End of the Period	$32,554		$-	$32,554

Noncash transaction
Common stock issued for purchase of assets	$12,787	$		$15,921
Supplemental Disclosures of
Cash Flow Information

Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

BASIC EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3. LOANS

The Company has outstanding unsecured loans in the total amount of $ 149,970 from two parties as of December 31, 2010.

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of Dec 31, 2010
Meridian World Trading Co. Inc. ( what is the relationship to the company ?)	June 6, 2010	June 19, 2013	$ 100,000	10 % per annum	$ 50,000
Mr.Pavel Alpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$ 100,000	10 % per annum	$ 99,970
Total					$ 149,970

Stan’s note – 1) Do I have the loan amounts accurate or the other way around ?
                         2) Relationship – Meridian World Trading
                         3) have the interest payments up to date or to be accrued at 12/31 ?

NOTE 4. GOING CONCERN

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

NOTE 5. SHAREHOLDER'S EQUITY

On July 24, 2008, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

On August 6, 2010, the Board of Directors issued 5,530,388 shares of common stock pursuant to the terms of an Asset Purchase Agreement with MechTech, LLC.

The stockholders' equity section of the Company contains the following classes of capital stock as of  December 31, 2010 and 2009.

* Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 36,870,388 and 31,340,000  shares issued and outstanding as of  December 31, 2010 and 2009.

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAX

At December 31, 2010, deferred tax assets consist of:
Net operating loss carry forward – net of tax	$58,637
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	58,637
Valuation allowance	(58,637)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $ 57,540 during 2010.

The difference between the statutory tax rate of 35% and the effective tax rate of 0% is due to the valuation allowance for deferred income tax assets.

NOTE 7-  Related Party Transactions

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended December 31, 2010.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.