Form 10-K/A
period 2010-12-31
Innovative Wireless Technologies, Inc.
filed 2011-05-04
CIK 1432272

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 1, 2011, there were 31,340,000 shares of common stock, par value $.0001, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends and restates the Annual Report of Form 10-K of Innovative Wireless Technologies, Inc. for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011.

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

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of May 1, 2011, there were two holders of record of the Common Stock.

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

The following table sets forth, as of May 1, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

10.1*
Asset Purchase Agreement dated as of August 6, 2010 between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.1 to Form 8-K as filed with the U.S. Securities and Exchange Commission on August 10, 2010 and incorporated herein by this reference.

10.2*
Exclusive Distribution and Marketing Agreement dated as of August 6, 2010 between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.2 to Form 8-K as filed with the U.S. Securities and Exchange Commission on August 10, 2010 and incorporated herein by this reference.

10.3
Asset Transfer Agreement dated as of August 13, 2010 between Innovative Wireless Technologies, Inc. and Sergei Mironichev was filed as Exhibit 10.1 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on August 16, 2010 and incorporated herein by this reference.

10.4
Loan Agreement dated as of October 8, 2010, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, Inc., as Borrower, was filed as Exhibit 10.1 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 19, 2010 and incorporated herein by this reference.

10.5
Loan Agreement dated as of June 6, 2010 between Meridian World Trade Co., Inc., as Lender, and Innovative Wireless Technologies, Inc., as Borrower was filed as Exhibit 10.2 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 19, 2010 and incorporated herein by this reference.

10.6
Amendment to Exclusive Distribution and Marketing Agreement dated February 28, 2011, between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.1 to Form 8-K as filed with the U.S. Securities and Exchange Commission on March 8, 2011 and incorporated herein by this reference.

23.1**	Consent of Stan J.H. Lee, CPA.

31.1**
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

31.2**
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Certain portions of this Exhibit have been omitted and have been filed separately with the Commission pursuant to a request for Confidential Treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934, as amended.

**	Filed herewith.

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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

Dated: May 4, 2011	By:	/s/ Pavel Alpatov

Pavel Alpatov
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Pavel Alpatov
	President, Secretary, Chief	May 4, 2011
Pavel Alpatov	Financial Officer and Sole Director

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

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
April 14, 2011
Fort Lee, NJ 07024

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Balance Sheet

	as of December 31
	2010	2009
Assets:

Current Assets:
Cash	32,554		-
Total current Assets	32,554		-

Patents	$553		$-

Total Assets	$33,107		$-

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$4,930
Accrued expense	34,750	$

Total Current Liabilties	39,680		-

Borrowing from others	149,970

Total Liabilities	189,650		-

Shareholders' Equity;

Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 and 31,340,000 issued and outstanding as of December 31, 2010 and 2009, respectively	3,687		3,134
Paid-in capital	12,234		-
Deficit during Development Stage	(172,464)		(3,134)

	(156,543)		-

Total Liabilities and Shareholders' Equity	$33,107		$-

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
 (a Development stage Company)
Statement of Operations166

			Cumulative since
			July 24, 2008
	Years Ended		(Inception)
	Dec 31, 2010	$Dec 31 ,2009	to Dec 31, 2010

Revenue	$

Operating Expenses:

Legal, audit and other general & administrative	164,400		167,534
	-	-	-
	164,400	-	167,534
Total Expenses:	164,400	-	167,534

Other income (loss)

Interest expense	4,930		4,930

Total other income (loss)	(4,930)		(4,930)

Income ( Loss) before income taxes	(169,330)	-	(172,464)
Provision for income taxes	-	-	-

Net loss	$(169,330)	$-	$(172,464)

Loss per share	(0.005)	-

Weighted average common shares ( basic and diluted)	33,552,155	31,340,000

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statement of Shareholders' Equity

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for services to founder on 07/24/2008	31,340,000	3,134	-	-	3,134
					-
Net Loss for the Period				(3,134)	(3,134)

Balance as of 12/31/2008	31,340,000	3,134	-	(3,134)	-

Net Loss for the Period	-	-	-	-	-

Balance as of 12/31/2009	31,340,000	3,134	-	(3,134)	-

Common Stock issued for assets purchase, 08/06/2010	5,530,388	553	12,234	-	12,787
Net Loss for the Year	-	-	-	(169,330)	(169,330)

Balance as of 12/31/2010	36,870,388	$3,687	$12,234	$(172,464)	$(156,543)

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statements of Cash Flows

				Cumulative since
				July 24, 2008
	Years Ended			(Inception)
	Dec 31, 2010	Dec 31 ,2009		to Dec 31, 2010

Cash Flows From Operating Activities

Net loss	$(169,330)		$-	$(172,464)

Adjustments to reconcile net income (loss) to net cash (used in) operations
Common stock issued for service	-		-	3,134
Stock issued for purchase of assets	12,787		-	12,787
Changes in operating assets and liailities			-	-
Increase (decrease) in accrued interest	4,930			4,930
Increase (decrease) in accrued expense	34,750			34,750

Net Cash provided by (used in) operations	(116,863)		-	(116,863)
	-		-	-
Cash Flows From Investing Activities
Patents purchased in stocks	(553)			(553)
Net cash provided by investing activities	(553)		-	(553)

Cash Flows From Financing Activities

Stock issued for service	-		-
Iborrowing from a related party	149,970			149,970

Net cash provided by financing activities	149,970		-	149,970

Net increase (decrease)	32,554		-	32,554
Cash at the Beginning of the Period:	-		-	-
Cash at the End of the Period	$32,554		$-	$32,554

Noncash transaction

Common stock issued for purchase of assets	$12,787	$		$15,921
Supplemental Disclosures of Cash Flow Information

Interest paid	$4,930		$-	$4,960
Income taxes paid	$-		$-	$-

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

NOTE 3. LOANS

The Company has outstanding unsecured loans in the total amount of $ 149,970 from two related parties as of December 31, 2010.

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of Dec 31, 2010
Meridian World Trading Co. Inc. (related party)	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000
Mr.Pavel Alpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$100,000	10 % per annum	$99,970
Total					$149,970

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

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAX

At December 31, 2010, deferred tax assets consist of:
Net operating loss carry forward – net of tax	$60,362
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	60,362
Valuation allowance	(60,362)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $ 60,362 during 2010.

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