Form 10-Q
period 2011-03-31
Innovative Wireless Technologies, Inc.
filed 2011-05-20
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-53421

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	90-0535563
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3655 Nobel Drive, Suite 520
San Diego, California 92122
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

Large accelerated filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 19, 2011

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Balance Sheets

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:

Current Assets:
Cash	$343,706	$32,554
Total current Assets	343,706	32,554
Patents	553	553

Total Assets	$344,259	$33,107

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$11,696	4,930
Accrued expense	2,250	$34,750
Due to a related party	1,000

Total Current Liabilties	14,946	39,680

Borrowing from a related party	549,955	149,970
Total Liabilities	564,901	189,650

Shareholders' Equity;

Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-

Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 issued and outstanding as of March 31, 2011 and December 31, 2010 , respectively	$3,687	$3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(236,563)	(172,464)
	(220,642)	(156,543)

Total Liabilities and Shareholders' Equity	$344,259	$33,107

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Statement of Operations
(Unaudited)

			Cumulative since
	For the		July 24, 2008
	3-Months ended		(Inception)
	3/31/2011	3/31/2010	to 3/31/2011

Revenue	$-	$-	$-

Operating Expenses:

Legal, audit and other general & administrative	57,333		224,867
	-	-	-
	57,333	-	224,867
Total Expenses:	57,333	-	224,867

Other income (loss)

Interest expense	6,766		11,696

Total other income (loss)			(4,930)

Income ( Loss) before income taxes	(64,099)	-	(236,563)
Provision for income taxes	-	-	-

Net loss	$(64,099)	$-	$(236,563)

Loss per share	(0.002)	-

Weighted average common shares ( basic and diluted)	36,870,388	31,340,000

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statement of Shareholders' Equity (Deficit)

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for services to founder on 07/24/2008	31,340,000	3,134	-	-	3,134
					-
Net Loss for the Period				(3,134)	(3,134)

Balance as of 12/31/2008 (Audited)	31,340,000	3,134	-	(3,134)	-

Net Loss for the Period	-	-	-	-	-

Balance as of 12/31/2009 (Audited)	31,340,000	3,134	-	(3,134)	-

Common Stock issued for assets purchase, 08/06/2010	5,530,388	553	12,234	-	12,787
Net Loss for the Year	-	-	-	(169,330)	(169,330)

Balance as of 12/31/2010 (Audited)	36,870,388	$3,687	$12,234	$(172,464)	$(156,543)

Net Loss for the 3-months period ended March 31, 2011	-	-	-	(64,099)	(64,099)

Balance as of 03/31/2011 (Unaudited)	36,870,388	3,687	12,234	(236,563)	(220,642)

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				Cumulative since
	For the			July 24, 2008
	3 months ended			(Inception)
	3/31/2011	3/31/2011		to March 31, 2011

Cash Flows From Operating Activities

Net loss	$(64,099)		$-	$(236,563)

Adjustments to reconcile net income (loss) to net cash (used in) operations
Common stock issued for service	-		-	3,134
Stock issued for purchase of assets			-	12,787
Changes in operating assets and liailities			-	-
Increase (decrease) in accrued interest	6,766			11,696
Increase (decrease) in accrued expense	(31,500)			3,250

Net Cash provided by (used in) operations	(88,833)		-	(205,696)
	-		-	-
Cash Flows From Investing Activities
Patents purchased in stocks				(553)
Net cash provided by investing activities	-		-	(553)

Cash Flows From Financing Activities
Stock issued for service	-		-
Borrowing from a related party	399,985			549,955

Net cash provided by financing activities	399,985		-	549,955

Net increase (decrease)	311,152		-	343,706
Cash at the Beginning of the Period:	32,554		-	-
Cash at the End of the Period	$343,706		$-	$343,706

Noncash transaction
Common stocks issued for service				3,134
Common stock issued for purchase of assets	$-	$		$553

Supplemental Disclosures of Cash Flow Information

Interest paid	$8,739		$-	$13,669
Income taxes paid	$-		$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "development Stage Entities."  Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the period from July 24, 2008 (Inception) to December 31, 2010 have been reflected herein. The results of operations for the period from July 24, 2008 (Inception) to December 31, 2010 are not necessarily indicative of the results to be expected in the future.

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

INCOME TAXES

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
 (UNAUDITED)

BASIC EARNINGS (LOSS) PER SHARE

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
 (UNAUDITED)

NOTE 3. BORROWING FROM A RELATED PARTY

The Company has outstanding unsecured loans in the total amount of $549,955 from two related parties as of March 31, 2011.

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of Dec 31, 2010
Meridian World Trading Co. Inc. (related party)	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000

Mr. Pavel Alpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$100,000	10 % per annum	$99,970

Mr. Pavel Alpatov, controlling shareholder and related party	February 15, 2011	February 15, 2021	$400,000	10 % per annum	$399,985

Total					$549,955

NOTE 4. SHAREHOLDER'S EQUITY

On July 24, 2008, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

On August 6, 2010, the Board of Directors issued 5,530,388 shares of common stock pursuant to the terms of an Asset Purchase Agreement with MechTech, LLC.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011 and December 31, 2010:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Loan from Pavel Alpatov. On February 15, 2011, the Company entered into a Loan Agreement with Pavel Alpatov, President and Principal Executive officer of the Company, as Lender, and the Company, as Borrower. Under the Loan Agreement, Mr. Alpatov agreed to lend the Company a maximum of $400,000, available in one drawing of a total amount of $400,000 at any time prior to February 15, 2021. Outstanding principal will bear interest at a rate of 10% per annum. All outstanding principal and accrued interest is due no later than February 15, 2021.

$399,985 was drawn on March 03, 2011, and was used for legal fees, patent and trademark expenses, show expenses for the Company’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of the Company.  As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for the Company to grant a security interest in any of its assets.

(b)
Office Lease.  On April 06, 2011, the Company entered into an Office Lease Agreement with Property Reserve, Inc., pursuant to which it would rent 858 square feet at 3655 Nobel Drive, Suite 520, San Diego, CA 92122.  The Company has moved its headquarters to such location.  The term of the Office Lease is one year, and the base rent is $2,016.30 per month.  The sum of $24,195.60, presenting the base rent for the full 12-month term was paid by the Company upon execution of the Office Lease Agreement.

(c)
Exclusive Distribution and Marketing Agreement. On April 4, 2011, the Company entered into an Exclusive Distribution and Marketing Agreement with CJSC-Innovation Weapons Technologies (“Distributor”) pursuant to which Distributor will serve as the exclusive distributor in the Russian Federation for all products to be produced by the Company. As exclusive distributor for the Company’s products in the Russian Federation, Distributor will be entitled to purchase the products sold at Distributor’s cost. The Exclusive Distribution and Marketing Agreement will have an initial term of seven years.

(d)
Manufacturing Agreement.  On April 4, 2011, the Company entered into a Manufacturing Agreement with CJSC-Innovation Weapons Technologies (“Manufacturer”) pursuant to which Manufacturer will produce various products or its parts for the Company.  The Manufacturing Agreement will have an initial term of five years.

ITEM 6. EXHIBITS

(a) Exhibits

10.1           Loan Agreement dated February 15, 2011, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, Inc., as Borrower. *

10.2           Office Lease Agreement dated April 6, 2011, between Innovative Wireless Technologies, Inc. and Property Reserve, Inc. *

10.3           Exclusive Distribution and Marketing Agreement dated April 4, 2011, between Innovative Wireless Technologies, Inc. and CJSC - Innovation Weapons Technologies. *

10.4           Manufacturing Agreement dated April 4, 2011, between Innovative Wireless Technologies, Inc. and CJSC - Innovation Weapons Technologies. *

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	May 20, 2011
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer