Form 10-Q
period 2011-06-30
Innovative Wireless Technologies, Inc.
filed 2011-08-16
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
August 10, 2011

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Balance Sheets

	As of
	June 30,	Dec 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:

Current Assets:
Cash	$182,345	$32,554
Inventory	93,608
Prepaid rent	18,306
Total current Assets	294,259	32,554
Patents	553	553
Leasehold Improvements	7,340

Total Assets	$302,152	$33,107

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$4,930	$4,930
Accrued expense	40,326	34,750
Due to Pavel Alpatov	1,000	-

Total Current Liabilties	46,256	39,680

Borrowing from others	549,955	149,970

Total Liabilities	596,211	189,650

Shareholders' Equity;
Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-

Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 issued and outstanding as of June 30, 2011 and December 31, 2010 , respectively	3,687	3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(309,980)	(172,464)

	(294,059)	(156,543)

Total Liabilities and Shareholders' Equity	$302,152	$33,107

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Statement of Operations
(Unaudited)

					Cumulative since
	For the		For the		July 24, 2008
	3-Months ended		6-months ended		(Inception)
	6/30/2011	6/30/2010	6/30/2011	6/30/2010	6/30/2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:

Legal, audit and other general & administrative	59,857	9,068	117,190	18,068	284,723
	-	-			-
	59,857	9,068	117,190	18,068	284,723
Total Expenses:	59,857	9,068	117,190	18,068	284,723

Other income (loss)

Interest expense	13,561	-	6,766	-	25,257

Total other income (loss)					(25,257)

Income ( Loss) before income taxes	(73,418)	(9,068)	(123,956)	(18,068)	(309,980)
Provision for income taxes	-	-			-

Net loss	$(73,418)	$(9,068)	$(123,956)	(18,068)	(309,980)

Loss per share	(0.002)	(0.000)	(0.004)	(0.001)
Weighted average common shares ( basic and diluted)	33,552,155	31,340,000	31,340,000	31,340,000

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				Cumulative since
	For the			July 24, 2008
	6-months ended			(Inception)
	06/30/11		06/30/10	to June 30, 2011
Cash Flows From Operating Activities

Net loss		$(73,418)	$(18,068)	$(309,980)

Adjustments to reconcile net income (loss) to net cash (used in) operations
Common stock issued for service		-	-	3,134
Stock issued for purchase of assets			-	12,787
Changes in Working Capital		(93,608)	4,000	(93,608)
Changes in operating assets and liailities			-	-
Deposits for prepaid rent
Increase (decrease) in accrued interest				4,930
Increase (decrease) in accrued expense		5,576		40,326

Net Cash provided by (used in) operations		(161,450)	(14,068)	(342,411)
		-	-	-
Cash Flows From Investing Activities

Prepaid Rent		(18,306)		(18,306)
Leashold Improvement		(7,340)	-	(7,340)
Patents purchased in stocks				(553)

Net cash provided by investing activities		(25,646)	-	(26,199)

Cash Flows From Financing Activities

Stock issued for service		-	-
Capital Contribution			9,100
Borrowing Drom Other		400,985	50,000	550,955

Net cash provided by financing activities		400,985	59,100	550,955

Net increase (decrease)		213,889	45,032	182,345
Cash at the Beginning of the Period:		32,554	-	-
Cash at the End of the Period		$182,345	$45,032	$182,345

Noncash transaction
Common stock issued for purchase of assets	$		$12,787	$15,921
Supplemental Disclosures of Cash Flow Information

Interest paid		$13,561	$18,491	$18,491
Income taxes paid		$-	$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY)
 (NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
 (UNAUDITED)

NOTE 1. UNAUDITED INFORMATION

The balance sheet of Innovative Wireless Technologies, Inc. (the “Company”) as of June 30, 2011, and the statements of operations for the three and six-month period ended June 30, 2011 and 2010, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30 2011, and the results of operations for the three and six -months ended June 30, 2011 and 2010.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K/A for its last fiscal year ended December 31, 2010.

NOTE 2. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "development Stage Entities." . Among the disclosures required by ASC 915, are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on December 31.

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

NOTE 4. BORROWING FROM A RELATED PARTY

The Company has outstanding unsecured loans in the total amount of $549,955 from two related parties as of June 30, 2011.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011 and December 31, 2010:

* Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 36,870,388 shares issued and outstanding

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. SUBSEQUENT TRANSACTION

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibits

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	August 12, 2011
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer