Form 10-Q
period 2011-09-30
Innovative Wireless Technologies, Inc.
filed 2011-11-21
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
November 1, 2011

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Balance Sheets

	As of
	September 30,	Dec 31,
	2011	2010
	(Unaudited)	(Audited)
Assets:

Current Assets:
Cash	$27,313	$32,554
Inventory	209,254	-
Prepaid rent	18,306	-
Total current Assets	254,873	32,554

Patents	553	553
Property, equipment and leasehold improvement, net of accumulated depreciation of $ 520	7,348	0

Total Assets	$262,774	$33,107

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$20,957	$4,930
Accrued expense	-	34,750
Due to related parties	1,000	-
Total Current Liabilties	21,957	39,680

Borrowing from others	649,940	149,970
Total Liabilities	671,897	189,650

Shareholders' Equity;
Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 issued and outstanding as of September 30, 2011 and December 31, 2010 , respectively	3,687	3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(425,044)	(172,464)
	(409,123)	(156,543)

Total Liabilities and Shareholders' Equity	$262,774	$33,107

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
(a Development stage Company)
Statement of Operations
(Unaudited)

					Cumulative since
	For the		For the		July 24, 2008
	3-Months ended		9-months ended		(Inception)
	9/30/2011	9/30/2010	9/30/2011	9/30/2010	to 9/30/2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses:

Legal, audit and other general & administrative	118,844	44,571	236,034	62,639	396,802
Depreciation	520	-	520	-	520
	119,364	44,571	236,554	62,639	397,322
Total Expenses:	119,364	44,571	236,554	62,639	397,322

Other income (loss)

Interest expense	2,465	1,250	16,026	1,250	27,722

Total other income (loss)	2,465	1,250	16,026	1,250	(27,722)

Income ( Loss) before income taxes	(121,829)	(45,821)	(252,580)	(63,889)	(425,044)
Provision for income taxes	-	-			-

Net loss	$(121,829)	$(45,821)	$(252,580)	(63,889)	(425,044)

Loss per share	(0.003)	(0.001)	(0.007)	(0.002)

Weighted average common shares ( basic and diluted)	36,870,388	34,646,210	36,870,388	32,458,277

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.
( a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative since
	For the		July 24, 2008
	9-months ended		(Inception)
	06/30/11	06/30/10	to September 30, 2011

Cash Flows From Operating Activities

Net loss	$(252,580)	$(63,889)	$(425,044)

Adjustments to reconcile net income (loss) to net cash (used in) operations

Depreciation	520		520
Common stock issued for service	-	-	3,134
Stock issued for purchase of assets		9,653	12,787
Changes in inventory	(209,254)		(209,254)
Increase (decrease) in current liabilities	(18,724)	5,250	20,957

Net Cash provided by (used in) operations	(480,038)	(48,986)	(596,900)
	-	-	-
Cash Flows From Investing Activities

Prepaid Rent	(18,306)		(18,306)
Expenditure for property, equipment and leasehold improvements	(7,868)	-	(7,868)
Acquisition of patent		(553)	(553)
Net cash provided by investing activities	(26,174)	(553)	(26,727)

Cash Flows From Financing Activities

Issuance of capital stock
Due to a related party	1,000		1,000
Borrowing From Other	499,970	50,000	649,940

Net cash provided by financing activities	500,970	50,000	650,940

Net increase (decrease)	(5,242)	461	27,312
Cash at the Beginning of the Period:	32,554	-	-
Cash at the End of the Period	$27,312	$461	$27,312

Noncash transaction
Common stock issued for purchase of assets	$-	$12,787	$15,921

Supplemental Disclosures of Cash Flow Information

Interest paid	$16,026	$18,491	$18,491
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
 (UNAUDITED)

NOTE 1 -  UNAUDITED INFORMATION

The balance sheet of  Innovative Wireless Technologies, Inc. (the “Company”) as of September 30, 2011, and the statements of operations , and cash flows for the 3 and 9-months ended September  30, 2011  have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2011, and the results of operations for the 3 and 9 -months ended September 30, 2011.
Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s  audited financial statements  as of  December 31, 2010 and calendar year then ended.

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

NOTE 4. BORROWING FROM RELATED PARTIES

The Company has outstanding unsecured loans in the total amount of $649,940 from two related parties as of September  30, 2011.

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of Dec 31, 2010
Meridian World Trading Co. Inc. (related party)	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000

Mr. Pavel Alpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$100,000	10 % per annum	$99,970

Mr. Pavel Alpatov, controlling shareholder and related party	February 15, 2011	February 15, 2021	$400,000	10 % per annum	$399,985

Mr. Pavel Alpatov, controlling shareholder and related party	July 8, 2011	June 29, 2021	$99,000	10 % per annum	$99,985

Total					$649,940

NOTE 5. SHAREHOLDER'S EQUITY

On July 24, 2008, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

On August 6, 2010, the Board of Directors issued 5,530,388 shares of common stock pursuant to the terms of an Asset Purchase Agreement with MechTech, LLC.

The stockholders' equity section of the Company contains the following classes of capital stock as of  September  30, 2011 and December 31, 2010.:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Loan from Pavel Alpatov.  On July 8, 2011, Registrant entered into a Loan Agreement with Pavel Alpatov, President and Principal Executive Officer of Registrant, as Lender, and Registrant, as Borrower.  Under the Loan Agreement, Mr. Alpatov agreed to lend the Company a maximum of $99,000.  Outstanding principal will bear interest at a date of 10% per annum.  All outstanding principal and accrued interest is due no later than June 29, 2021.

The proceeds were used for legal fees, patent and trade mark expenses, show expenses for Registrant’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of Registrant.  As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for Registrant to grant a security interest in any of its assets.

ITEM 6. EXHIBITS

(a) Exhibits

10.1   Loan Agreement dated July 8, 2011, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	November 21, 2011
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer