Form 10-K
period 2011-12-31
Innovative Wireless Technologies, Inc.
filed 2012-04-16
CIK 1432272

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Telephone: (858) 735-8865

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

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2011. Not applicable because no market have been established for the registrant’s common stock.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2012, there were 36,870,388 shares of common stock, par value $.0001, outstanding.

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

Item 2.   Description of Property.

We rent 858 square feet at 3655 Nobel Drive, Suite 520, San Diego, CA 92122. The term of the Office Lease is one year, and the base rent is $2,016.30 per month.

Item 3.   Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4.   Submission of Matters to Vote of Security Holders.

For the fiscal year ended December 31, 2011 there have been no matters submitted to the vote of the security holders.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 30, 2012, there were two holders of record of the Common Stock.

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

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our majority stockholder or other investors.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective, based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position(s)

Pavel Alpatov	31	Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer

Pavel Alpatov  is the Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer of the Company. Mr. Alpatov has served as an officer and Director of the Company since October 16, 2009. His business experience is as follows:

Pavel Alpatov, age 31, has been the President, Chief Financial Officer, Secretary and Director of Innovative Wireless Technologies, Inc., a Delaware corporation, since he acquired all of the outstanding common stock on October 16, 2009. Mr. Alpatov received his BBA in 2001 and MBA in 2003 at the Academy of national economy under the government of the Russian Federation. From 2003-2006, Mr. Alpatov worked for Sistema group developing security products and wireless technologies. From 2006-2008, Mr. Alpatov worked for Horus Capital in reconstruction and development. Mr. Alpatov received his degree in economics in 2008, and he is currently teaching business planning and innovative management.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

The following table sets forth, as of March 30, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

Audit Fees

The firm of SJHL acts as our principal accountant. SJHL billed the Company $7,700 during the period from January 1, 2011 to December 31, 2011 for its audit of our financial statements which were included in our Form 10-K for the year ended December 31, 2011 and $4,300 for the period from January 1, 2010 to December 31, 2010.

Audit-Related Fees

There were no fees billed by SJHL for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011.

Tax Fees

There were no fees billed by SJHL for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

All Other Fees

There were no fees billed by SJHL for other products and services for the fiscal year ended December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation was filed as Exhibit 3.1 to Form 10-12G as filed with the U.S. Securities and Exchange Commission on September 18, 2008 and incorporated herein by this reference.

3.2	By-laws were filed as Exhibit 3.2 to Form 10-12G as filed with the U.S. Securities and Exchange Commission on September 18, 2008 and incorporated herein by this reference.

3.3	Certificate of Amendment dated February 24, 2010, changing name of the Company to Innovative Wireless Technologies, Inc. was filed as Exhibit 3.3 to Form 10-K as filed with the U.S. Securities and Exchange Commission on March 29, 2010 and incorporated herein by this reference.

10.1*	Loan Agreement dated as of October 7, 2011, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, Inc., as Borrower.

10.2	Loan Agreement dated July 8, 2011, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower was filed as Exhibit 10.1 to Form 10-Q as filed with the U.S. Securities and Exchange Commission on November 21, 2011 and incorporated herein by this reference.

10.3	Loan Agreement dated July 8, 2011, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower was filed as Exhibit 10.1 to Form 8-K as filed with the U.S. Securities and Exchange Commission on May 4, 2011 and incorporated herein by this reference.

10.4	Amendment to Exclusive Distribution and Marketing Agreement dated February 28, 2011, between Innovative Wireless Technologies, Inc. and MechTech, LLC was filed as Exhibit 10.1 to Form 8-K as filed with the U.S. Securities and Exchange Commission on March 8, 2011 and incorporated herein by this reference.

23.1*	Consent of Stan J.H. Lee, CPA.

31.1*	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

31.2*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

32.1*	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

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

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

Dated: April 16, 2012	By:	/s/ Pavel Alpatov
Pavel Alpatov
President and Director
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date
/s/ Pavel Alpatov	President, Secretary, Chief	April 16, 2012
Pavel Alpatov	Financial Officer and Sole Director

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and Shareholders of

Innovative Wireless Technologies, Inc.;

We have audited the accompanying balance sheet of Innovative Wireless Technologies, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovative Wireless Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA
March 27, 2012
Fort Lee, NJ 07024

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Balance Sheets

	As of
	Dec 31,	Dec 31,
	2011	2010
Assets:

Current Assets:
Cash	$5,585	$32,554
Inventory	241,541	-
Prepaid rent	18,306	-

Total current Assets	265,432	32,554

Patents	553	553
Property, equipment and leasehold improvement, net of accumulated depreciation of $ 520	7,621	0

Total Assets	$273,606	$33,107

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$21,001	$4,930
Accrued expense		34,750
Accrued Payroll liabilities	2,058
Due to related parties	2,745	-

Total Current Liabilties	25,804	39,680

Borrowing from others	749,896	149,970

Total Liabilities	775,700	189,650

Shareholders' Equity;
Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 issued and outstanding as of December 31, 2011 and 2010, respectively	3,687	3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(518,015)	(172,464)

	(502,094)	(156,543)

Total Liabilities and Shareholders' Equity	$273,606	$33,107

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Statement of Operations

			Cumulative since
	For the	For the	July 24, 2008
	year ended	year ended	(Inception)
	12/31/2011	12/31/2010	12/31/2011

Revenue	$-	$-	$-

Operating Expenses:

Legal, audit and other general & administrative	314,403	164,400	481,937
Payroll expenses	15,123		15,123

	329,526	164,400	497,060

Total Expenses:	329,526	164,400	497,060

Other income (loss)			-

Interest expense	16,026		20,956

Total other income (loss)	2,465	16,026	20,956

Income ( Loss) before income taxes	(345,552)	(164,400)	(518,016)

Provision for income taxes	-		-

Net loss	$(345,552)	$(164,400)	(518,016)

Loss per share	(0.009)	(0.005)

Weighted average common shares (basic and diluted)	36,870,388	33,552,155

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.

(a Development Stage Company)

Statement of Shareholders' Equity

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for services to founder on 07/24/2008	31,340,000	3,134	-	-	3,134
					-
Net Loss for the Period				(3,134)	(3,134)

Balance as of 12/31/2008	31,340,000	3,134	-	(3,134)	-

Net Loss for the Period	-	-	-	#REF!	#REF!

Balance as of 12/31/2009	31,340,000	3,134	-	(3,134)	-

Common Stock issued for assets purchase, 08/06/2010	5,530,388	553	12,234	-	12,787
Net Loss for the Period	-	-	-	(169,330)	(169,330)

Balance as of 12/31/2010	36,870,388	$3,687	$12,234	$(172,464)	$(156,543)

Net Loss for the Period	-	-	-	(345,552)	(345,552)

Balance as of 12/31/2011	36,870,388	3,687	12,234	(518,015)	(502,094)

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.

(a Development Stage Company)

Statements of Cash Flows

				Cumulative since
				July 24, 2008
	For the year ended			(Inception) to December 31,
	12/31/11	12/31/10		2011

Cash Flows From Operating Activities

Net loss	$(345,552)		$(164,400)	$(518,016)

Adjustments to reconcile net income (loss) to net cash (used in) operations

Depreciation	520			520
Common stock issued for service	-		-	3,134
Stock issued for purchase of assets			12,787	12,787
Changes in inventory	(241,541)			(241,541)
Increase (decrease) in current liabilities	(16,621)		34,750	(3,387)

Net Cash provided by (used in) operations	(603,194)		(116,863)	(746,503)

	-		-	-

Cash Flows From Investing Activities

Prepaid Rent	(18,306)
Expenditure for property, equipment and leasehold improvements	(8,141)		-
Acquisition of patent			(553)	(553)

Net cash provided by investing activities	(26,447)		(553)	(553)

Cash Flows From Financing Activities

Issuance of capital stock
Due to a related party	2,746			2,745
Borrowing From Other	599,926		149,970	749,896

Net cash provided by financing activities	602,672		149,970	752,641

Net increase (decrease)	(26,969)		32,554	5,585
Cash at the Beginning of the Period:	32,554		-	-
Cash at the End of the Period	$5,585		$32,554	$5,585
	-
Noncash transaction

Common stock issued for purchase of assets	$-		$12,787	$12,787

Supplemental Disclosures of Cash Flow Information

Interest paid	$16,026	$		$20,956
Income taxes paid	$-		$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

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

NOTE 3. LOANS

The Company has outstanding unsecured loans in the total amount of $749,985 from two related parties as of December 31, 2011

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of Dec 31, 2011
Meridian World Trading Co. Inc. (related party)	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000
Mr.Pavel Alpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$100,000	10 % per annum	$99,970
Mr.Pavel Alpatov, controlling shareholder and related party	February 15, 2011	February 15, 2021	$400,000	10% per annum	$399,985
Mr.Pavel Alpatov, controlling shareholder and related party	July 15, 2011	July 15, 2021	$100,000	10% per annum	$99,985
Mr.Pavel Alpatov, controlling shareholder and related party	October 7, 2011	October 7, 2021	$100,000	10 % per annum	$99,955
Total					$749,895

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

* Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 36,870,388 shares issued and outstanding as of December 31, 2011 and 2010.

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAX

At December 31, 2011, deferred tax assets consist of:
Net operating loss carry forward – net of tax	$181,305
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	181,305
Valuation allowance	(181,305)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $120,943 during 2011.

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

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended December 31, 2011.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

