Form 10-Q
period 2012-03-31
Innovative Wireless Technologies, Inc.
filed 2012-05-21
CIK 1432272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☒ No☐

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

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at
May 15, 2012

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2012

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Balance Sheet as of March 31, 2011

	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:

Current Assets:
Cash	3,656	5,585
Inventory	802,937	241,541
Prepaid rent	18,306	18,306

Total current Assets	824,899	265,432

Patents	$553	$553
Property, equipment and leasehold improvement, net of accumulated depreciation of $520	7,837	7,621

Total Assets	$833,289	$273,606

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$21,001	21,001
Accrued expense		$2,058
Accued payroll liabilities	2,361
Due to related parties	1,000	2,745
Due to Manufacturer	529,192

Total Current Liabilties	553,554	25,804

Borrowing from others	834,850	749,896

Total Liabilities	1,388,404	775,700

Shareholders' Equity;

Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 and 31,340,000 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	3,687	3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(571,036)	(518,015)
	(555,115)	(502,094)

Total Liabilities and Shareholders' Equity	$833,289	$273,606

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Statement of Operations

(Unaudited)

			Cumulative since
	For the		July 24, 2008
	3-Months ended		(Inception) to
	3/31/2012	03/31/11	3/31/2012

Revenue	$25,792	$-	25,792
Cost of Goods Solds	(7,085)	-	(7,085)
Gross Profit	18,707	-	18,707

Operating Expenses:

Legal, audit and other general & administrative	49,262	57,333	531,199
Payroll expenses	22,465	-	37,588
	71,727	57,333	568,787
Total Expenses:	71,727	57,333	568,787

Other income (loss)

Interest expense			20,956

Total other income (loss)	-		20,956

Income ( Loss) before income taxes	(53,020)	(57,333)	(571,036)
Provision for income taxes	-	-	-

Net loss	$(53,020)	$(57,333)	$(571,036)

Loss per share	(0.002)	(0.002)
Weighted average common shares ( basic and diluted)	33,552,155	31,340,000

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.

( a Development Stage Company)

Statements of Cash Flows

(Unaudited)

				Cumulative since
	For the			July 24, 2008
	3 months ended			(Inception)
	03/31/2012		03/31/2011	to March 31, 2012

Cash Flows From Operating Activities

Net loss		$(53,020)	$(57,333)	$(571,036)

Adjustments to reconcile net income (loss) to net cash (used in) operations
Depreciation				520
Common stock issued for service		-	-	3,134
Stock issued for purchase of assets			-	12,787
Changes in operating assets and liailities		(561,396)	-	(802,937)
Increase (decrease) in accrued interest		(1,746)		(1,746)
Increase (decrease) in accrued expense		304	(31,500)	(3,083)

Net Cash provided by (used in) operations		(615,858)	(88,833)	(1,362,361)
		-	-	-
Cash Flows From Investing Activities
Furniture and Fixtures		(218)		(218)
Patents				(553)

Net cash provided by investing activities		(218)	-	(771)

Cash Flows From Financing Activities

Due to manufacturer		529,192	-	531,937
Iborrowing from a related party		84,955	399,985	834,851

Net cash provided by financing activities		614,147	399,985	1,366,788

Net increase (decrease)		(1,929)	-	3,656
Cash at the Beginning of the Period:		5,585	32,554	-
Cash at the End of the Period		$3,656	$343,706	$3,656

Noncash transaction
Common stock issued for purchase of assets		$12,787	$12,787	$15,921
Supplemental Disclosures of Cash Flow Information

Interest paid	$		$-	$20,956
Income taxes paid		$-	$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

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

IMPACT OF NEW ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. LOANS

The Company has outstanding unsecured loans in the total amount of $834,850 from two related parties as of March 31, 2012.

					Balance as
					of
	Date of		Maximum		March 31,
Creditor	Original Loan	Maturity Date	Principal	Interest Rate	2012
Meridian World Trading
Co. Inc. (related party)
	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000

Mr.Pavel Alpatov,
controlling shareholder	October 8,	October 7, 2020	$100,000	10 % per	$99,970
and related party	2010			annum

Mr.Pavel Alpatov,	February 15,	February 15,	$400,000	10% per	$399,985
controlling shareholder	2011	2021		annum
and related party t

Mr.Pavel Alpatov,	July 15, 2011	July 15, 2021	$100,000	10% per	$99,985
controlling shareholder				annum
and related party

Mr.Pavel Alpatov,	October 7,	October 7,	$100,000	10 % per	$99,955
controlling shareholder	2011	2021		annum
and related party

Mr. Pavel Alpatov	January 5,	January 5,	$85,000	10% per	$84,955
Controlling shareholder	2012	2022		annum
And related party

Total					$834,850

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

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011.

* Common stock, $0.0001 par value: 250,000,000 shares authorized; 36,870,388 shares issued and outstanding as of December 31, 2011 and 2010.

* Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAX

At December 31, 2011, deferred tax assets consist of:
Net operating loss carry forward – net of tax	$199,863
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	199,863
Valuation allowance	(199,863)
Net deferred tax assets	$-

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

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Loan from Pavel Alpatov. On January 5, 2012, Registrant entered into a Loan Agreement with Pavel Alpatov, President and Principal Executive Officer of Registrant, as Lender, and Registrant, as Borrower. Under the Loan Agreement, Mr. Alpatov agreed to lend the Company a maximum of $85,000. Outstanding principal will bear interest at a date of 10% per annum. All outstanding principal and accrued interest is due no later than January 5, 2022.

The proceeds were used for legal fees, patent and trade mark expenses, show expenses for Registrant’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of Registrant. As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for Registrant to grant a security interest in any of its assets.

ITEM 6. EXHIBITS

(a) Exhibits

10.1 Loan Agreement dated January 5, 2012, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov
	President	May 21,2012
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer