Form 10-Q
period 2012-06-30
Innovative Wireless Technologies, Inc.
filed 2012-08-23
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
August 15, 2012
Common Stock, par value $0.0001	36,870,388
Documents incorporated by reference:	None

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

 June 30, 2012

INDEX TO FINANCIAL STATEMENTS

PAGE

BALANCE SHEETS	F2

STATEMENTS OF OPERATIONS	F3

STATEMENTS OF CASH FLOWS	F4

NOTES TO FINANCIAL STATEMENTS	F5

PART I — FINANCIAL INFORMATION

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Balance Sheets

	As of
	June 30,	Dec 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:

Current Assets:
Cash	$658	$5,585
Inventory	843,362	241,541
Prepaid rent	18,306	18,306

Total current Assets	862,326	265,432

Patents	553	553
Leasehold Improvements	7,837	7,621

Total Assets	$870,716	$273,606

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$21,001	$21,001
Accrued liabilities	6,908	2,058
Due to related parties	1,000	2,745
Due to Manufacturer	529,192	-

Total Current Liabilties	558,101	25,804

Borrowing from others	948,056	749,896

Total Liabilities	1,506,157	775,700

Shareholders' Equity;
Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-

Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 issued and outstanding as of June 30, 2011 and December 31, 2010 , respectively	3,687	3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(651,362)	(518,015)

	(635,441)	(502,094)

Total Liabilities and Shareholders' Equity	$870,716	$273,606

See Notes to Financial Statements

F2

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Statement of Operations

(Unaudited)

					Cumulative since
	For the		For the		July 24, 2008
	3-Months ended		6-months ended		(Inception)
	6/30/2012	6/30/2011	6/30/2012	6/30/2011	6/30/2012

Revenue	$23,856	$-	$49,647	$-	$49,648
Cost of Goods Sold	(610)		(7,696)		(7,695)
Gross Profit	23,246	-	41,951	-	41,953
Operating Expenses:

Legal, audit and other general & administrative	78,613	59,857	127,876	117,190	609,815
Payroll expense	24,956	-	47,421		62,544

	103,569	59,857	175,297	117,190	672,359

Total Expenses:	103,569	59,857	175,297	117,190	672,359

Other income (loss)

Interest expense		13,561		6,766	20,956

Total other income (loss)					(20,956)

Income ( Loss) before income taxes	(80,323)	(73,418)	(133,346)	(123,956)	(651,362)

Provision for income taxes	-	-			-

Net loss	$(80,323)	$(73,418)	$(133,346)	(123,956)	(651,362)

Loss per share	(0.002)	(0.002)	(0.004)	(0.001)

Weighted average common shares ( basic and diluted)	33,552,155	31,340,000	31,340,000	31,340,000

See Notes to Financial Statements

F3

Innovative Wireless Technologies, Inc.

( a Development Stage Company)

Statements of Cash Flows

(Unaudited)

				Cumulative since
	For the			July 24, 2008
	6-months ended			(Inception)
	06/30/12		06/30/11	to June 30, 2012

Cash Flows From Operating Activities

Net loss		$(133,346)	$(130,751)	$(651,362)

Adjustments to reconcile net income (loss) to net cash (used in) operations
Depreciation				520
Common stock issued for service		-	-	3,134
Stock issued for purchase of assets			-	12,787
Changes in Working Capital			(93,609)
Changes in operating assets and liailities		(601,822)	-	(843,360)
Inventory
Increase (decrease) in accrued interest				(1,848)
Increase (decrease) in accrued expense		3,107	(1,189)	1,565

Net Cash provided by (used in) operations		(732,061)	(225,549)	(1,478,564)

		-	-	-
Cash Flows From Investing Activities

Furniture & Fixture		(218)	(18,306)	(218)
Leashold Improvement			(7,340)
Patents purchased in stocks				(553)

Net cash provided by investing activities		(218)	(25,646)	(771)

Cash Flows From Financing Activities

Stock issued for service		-	-
Due to manufacturer		529,192		531,937
Borrowing Drom Other		198,160	400,986	948,056

Net cash provided by financing activities		727,352	400,986	1,479,993

Net increase (decrease)		(4,927)	149,791	658

Cash at the Beginning of the Period:		5,585	32,554	-

Cash at the End of the Period		$658	$182,345	$658

Noncash transaction

Common stock issued for purchase of assets	$		$-	$15,921

Supplemental Disclosures of Cash Flow Information

Interest paid		$13,561	$13,561	$20,956
Income taxes paid		$-	$-	$-

See Notes to Financial Statements

F4

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

F5

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

F6

NOTE 3. LOANS

The Company has outstanding unsecured loans in the total amount of $948,056 from two related parties as of June 30, 2012.

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of June 30, 2012

Meridian World Trading Co. Inc. (related party)	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000

Mr.Pavel Alpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$100,000	10 % per annum	$99,970

Mr.Pavel Alpatov, controlling shareholder and related party t	February 15, 2011	February 15, 2021	$400,000	10% per annum	$399,985

Mr.Pavel Alpatov, controlling shareholder and related party	July 15, 2011	July 15, 2021	$100,000	10% per annum	$99,985

Mr.Pavel Alpatov, controlling shareholder and related party	October 7th, 2011	October 7th, 2021	$100,000	10 % per annum	$99,955

Mr. Pavel Alpatov Controlling shareholder And related party	January 01, 2012	January 01, 2022	$85,000	10% per annum	$84,955

Mr. Pavel Alpatov Controlling shareholder And related party	May 05, 2012	May 05, 2022	$113,205	10% per annum	$113,205

Total					$948,056

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

F7

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

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAX

At June 30, 2012, deferred tax assets consist of:
Net operating loss carry forward – net of tax	$227,977
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	227,977
Valuation allowance	(227,977)
Net deferred tax assets	$-

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

F8

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended June 30, 2012.

NOTE 9. SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

F9

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

2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Loan from Pavel Alpatov. On May 5, 2012, Registrant entered into a Loan Agreement with Pavel Alpatov, President and Principal Executive Officer of Registrant, as Lender, and Registrant, as Borrower. Under the Loan Agreement, Mr. Alpatov agreed to lend the Company a maximum of $113,205. Outstanding principal will bear interest at a date of 10% per annum. All outstanding principal and accrued interest is due no later than May 5, 2022.

The proceeds were used for legal fees, patent and trade mark expenses, show expenses for Registrant’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of Registrant. As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for Registrant to grant a security interest in any of its assets.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Loan Agreement dated May 5, 2012, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower

31.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	August 20, 2012
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer

4