Form 10-Q
period 2012-09-30
Innovative Wireless Technologies, Inc.
filed 2012-11-27
CIK 1432272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 15, 2012

Common Stock, par value $0.0001	36,870,388

Documents incorporated by reference:	None

PART I — FINANCIAL INFORMATION

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

 September 30, 2012

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Balance Sheets

	As of
	September 30,	Dec 31,
	2012	2011
	(Unaudited)	(Audited)
Assets:

Current Assets:
Cash	$4,634	$5,585
Inventory	858,933	241,541
Prepaid rent	18,306	18,306
Total current Assets	881,873	265,432
Patents	553	553
Leasehold Improvements	7,837	7,621

Total Assets	$890,263	$273,606

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued interest	$21,001	$21,001
Accrued liabilities	8,825	2,058
Due to related parties	1,000	2,745
Due to Manufacturer	529,192	-

Total Current Liabilties	560,018	25,804

Borrowing from others	1,060,026	749,896

Total Liabilities	1,620,044	775,700

Shareholders' Equity;
Prefered stock, $ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-

Common Stock, $0.0001 par value, 250,000,000 shares authorized 36,870,388 issued and outstanding as of September 30, 2012 and December 31, 2011 , respectively	3,687	3,687
Paid-in capital	12,234	12,234
Deficit during Development Stage	(745,702)	(518,015)
	(729,781)	(502,094)

Total Liabilities and Shareholders' Equity	$890,263	$273,606

See Notes to Financial Statements

Innovative Wireless Technologies, Inc.

(a Development stage Company)

Statement of Operations

(Unaudited)

					Cumulative since
	For the		For the		July 24, 2008
	3-Months ended		9-months ended		(Inception)
	9/30/2012	9/30/2011	9/30/2012	9/30/2011	9/30/2012

Revenue	$37,656	$-	$87,304	$-	$87,304
Cost of Goods Sold	(4,258)		(11,955)		(11,955)
Gross Profit	33,398	-	75,349	-	75,349
Operating Expenses:

Legal, audit and other general & administrative	105,777	118,844	233,654	236,034	715,590
Payroll expense	21,961	-	69,381		84,505
Depreciation		520		520
	127,738	119,364	303,035	236,554	800,095
Total Expenses:	127,738	119,364	303,035	236,554	800,095

Other income (loss)
Interest expense		2,465		16,026	20,956

Total other income (loss)					(20,956)

Income ( Loss) before income taxes	(94,340)	(121,829)	(227,686)	(252,580)	(745,702)
Provision for income taxes	-	-			-

Net loss	$(94,340)	$(121,829)	$(227,686)	(252,580)	(745,702)

Loss per share	(0.003)	(0.004)	(0.007)	(0.001)
Weighted average common shares ( basic and diluted)	33,552,155	31,340,000	31,340,000	31,340,000

Innovative Wireless Technologies, Inc.

( a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative since
	For the		July 24, 2008
	9-months ended		(Inception)
	09/30/12	09/30/11	to June 30, 2012

Cash Flows From Operating Activities
Net loss	$(227,686)	$(252,580)	$(745,702)

Adjustments to reconcile net income (loss) to net cash (used in) operations
Depreciation		520	520
Common stock issued for service	-	-	3,134
Stock issued for purchase of assets		-	12,787
Changes in Working Capital
Changes in operating assets and liailities	(617,392)	(209,254)	(858,933)
Inventory
Increase (decrease) in accrued interest
Increase (decrease) in accrued expense	5,023	(18,724)	1,636

Net Cash provided by (used in) operations	(840,055)	(480,038)	(1,586,558)
	-	-	-
Cash Flows From Investing Activities
Prepaid rent		(18,306)
Furniture & Fixture	(218)	-	(218)
Leashold Improvement		(7,868)
Patents purchased in stocks			(553)
Net cash provided by investing activities	(218)	(26,174)	(771)

Cash Flows From Financing Activities
Stock issued for service	-	-
Due to manufacturer	529,192		531,937
Due to related party		1,000
Borrowing Drom Other	310,130	499,970	1,060,026

Net cash provided by financing activities	839,322	500,970	1,591,963

Net increase (decrease)	(951)	(5,242)	4,634
Cash at the Beginning of the Period:	5,585	32,554	-
Cash at the End of the Period	$4,634	$27,312	$4,634

Noncash transaction
Common stock issued for purchase of assets	$	$-	$15,921
Supplemental Disclosures of Cash Flow Information

Interest accrued	$13,561	$13,561	$20,956
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

INNOVATIVE WIRELESS TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Innovative Wireless Technologies Inc. (the “Company”) as of September 30, 2012, and the statements of operations , and cash flows for the 3 and 9-months ended September 30, 2012 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2012, and the results of operations for the 3 and 9 -months ended September 30, 2012.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s audited financial statements as of December 31, 2011 and calendar year then ended.

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

NOTE 4. LOANS

The Company has outstanding unsecured loans in the total amount of $749,985from two related parties as of December 31, 2011

Creditor	Date of Original Loan	Maturity Date	Maximum Principal	Interest Rate	Balance as of June 30, 2012
Meridian World Trading Co. Inc. (related party)	June 6, 2010	June 19, 2013	$100,000	10 % per annum	$50,000

Mr.PavelAlpatov, controlling shareholder and related party	October 8, 2010	October 7, 2020	$100,000	10 % per annum	$99,970

Mr.PavelAlpatov, controlling shareholder and related party t	February 15, 2011	February 15, 2021	$400,000	10% per annum	$399,985

Mr.PavelAlpatov, controlling shareholder and related party	July 15, 2011	July 15, 2021	$100,000	10% per annum	$99,985

Mr.PavelAlpatov, controlling shareholder and related party	October 7th, 2011	October 7th, 2021	$100,000	10 % per annum	$99,955

Mr. PavelAlpatov	January 01,	January 01,	$85,000	10% per annum	$84,955
Controlling shareholder	2012	2022
And related party

Mr. PavelAlpatov	April 01,	April 01,	$114,000	10% per annum	$113,205
Controlling shareholder	2012	2022
And related party

Mr. PavelAlpatov	July 05,	July 05,	$111,970	10% per annum	$111,970
Controlling shareholder	2012	2022
And related party

Total					$1,060,025

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

* Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6. INCOME TAX

At September 30, 2012, deferred tax assets consist of:
Net operating loss carry forward – net of tax	$260,996
Start-up costs capitalized for tax purposes	-0-
Gross deferred tax assets	260,996
Valuation allowance	(260,996)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $ 79,690 during the non-months in 2012.

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

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended September 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Loan from Pavel Alpatov. On July 5, 2012, Registrant entered into a Loan Agreement with Pavel Alpatov, President and Principal Executive Officer of Registrant, as Lender, and Registrant, as Borrower. Under the Loan Agreement, Mr. Alpatov agreed to lend the Company a maximum of $111,970. Outstanding principal will bear interest at a date of 10% per annum. All outstanding principal and accrued interest is due no later than July 5, 2022.

The proceeds were used for legal fees, patent and trade mark expenses, show expenses for Registrant’s products, and research and development costs.

Amounts borrowed under the Loan Agreement are unsecured obligations of Registrant. As long as any amounts are outstanding under the Loan Agreement, the Lender’s consent is required for Registrant to grant a security interest in any of its assets.

ITEM 6. EXHIBITS

(a) Exhibits

10.1 Loan Agreement dated July 5, 2012, between Pavel Alpatov, as Lender, and Innovative Wireless Technologies, as Borrower

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

NAME	OFFICE	DATE

/s/ Pavel Alpatov	President	November 16, 2012
Pavel Alpatov	Principal Executive Officer
Principal Financial Officer

4